Form 10-K
period 1994-01-29
PETRIE STORES CORP
filed 1994-04-29
CIK 77808

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
                                 ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                               ----------------

FOR THE FISCAL YEAR ENDED JANUARY 29, 1994         COMMISSION FILE NUMBER 1-6166

                           PETRIE STORES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                NEW YORK                               36-2137966
     (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)


          70 ENTERPRISE AVENUE,
          SECAUCUS, NEW JERSEY                           07094
    (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
                OFFICES)


Registrant's telephone number, including area code: (201) 866-3600

Securities registered pursuant to Section 12(b) of the Act:

                                                         NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                        ON WHICH REGISTERED
               -------------------                       ---------------------
          Common Stock, $1.00 Par Value                 New York Stock Exchange
 8% Convertible Subordinated Debentures Due 2010        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  As of April 25, 1994, the number of shares outstanding of the registrant's Common Stock, $1.00 par value, was 46,768,994; and the aggregate market value of the Registrant's Common Stock held by nonaffiliates was $464,316,000.

Index to exhibits is on page 17.

DOCUMENTS INCORPORATED BY REFERENCE: None

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

  Petrie Stores Corporation was incorporated under the laws of New York in 1932. Petrie Stores Corporation and its subsidiaries operate a chain of approximately 1700 women's specialty stores, principally under the trade names of "Petrie's," "Marianne," "M.J. Carroll," "Stuarts," "Hartfield's," "Winkelman's," "Jean Nicole," "G&G," "Rave" and "Plus".

  The Company's stores operate in all 50 states, Puerto Rico, the U.S. Virgin Islands and the District of Columbia. The executive offices and a distribution center are located at 70 Enterprise Avenue, Secaucus, New Jersey 07094 (telephone (201) 866-3600).

  Unless the context otherwise indicates, the term "Company" herein means Petrie Stores Corporation and its subsidiaries.

RECENT DEVELOPMENT

  On April 20, 1994, the Company entered into an acquisition agreement with Toys "R" Us, Inc. ("Toys") to exchange all of the approximately 40 million shares of Toys common stock owned by the Company and, at the Company's option, cash (up to $250 million) for newly issued shares of Toys common stock, less $115 million. The closing of the transaction is conditioned upon, among other things, the Company disposing of its retail operations in a manner to be determined by the Company's Board of Directors. The agreement provides that nothing in the agreement shall require the Company to effect such disposition other than on terms the Company's Board of Directors finds acceptable. Milton Petrie, Chairman of the Board of Directors of the Company, has entered into the voting agreement (as hereinafter discussed). As a condition to Mr. Petrie's willingness to execute the voting agreement, Mr. Petrie required, and the Board of Directors agreed, that such disposition will not be effected other than in a form (e.g., a rights offering in which the Company's shareholders would be given the opportunity to purchase shares in a new holding company for the Company's retail operations, a sale to a third party buyer or a public offering of the shares of a new holding company for the Company's retail operations) Mr. Petrie finds acceptable. Promptly after the closing of the transaction, which is anticipated to occur in the Fall of 1994, the Company will liquidate and distribute to its shareholders all the newly issued Toys common stock, except an amount to be held in a liquidating trust covering the Company's contingent liabilities at the time of the closing.

  The closing of the transaction is also conditioned on the Company (i) receiving from the Internal Revenue Service ("IRS") a ruling that the transaction will be tax free to the Company, its shareholders and Toys; and
(ii) reducing its contingent liabilities, including lease guarantees, to less than $200 million. The transaction, which may be terminated if it is not consummated by January 28, 1995 (or by November 15, 1994 if either a favorable ruling has not been received by then from the IRS or the Company has not adequately reduced its contingent liabilities), is also subject to the approval by holders of two-thirds of the Company's outstanding shares of Common Stock. Milton Petrie, Chairman of the Board of Directors, who owns approximately 60.2% of the outstanding shares of Common Stock of the Company, has agreed to vote his shares in favor of the transaction pursuant to a voting agreement between Mr. Petrie and Toys.

  In connection with the transaction, the Company is obligated to call its 8% Convertible Subordinated Debentures due 2010.

GENERAL

  The Company specializes in the retail sale of a full selection of women's apparel at moderate prices to teen, junior and contemporary miss customers. The Company's Winkelman Stores, Inc. ("Winkelman") subsidiary features apparel and accessories in the moderate to better priced lines and most stores contain leased shoe departments. All stores are operated under the Company's management. A majority of the stores sell dresses, coats and lingerie, and all stores sell sportswear, blouses and accessories with the exception of millinery and shoes. The general price range of sportswear sold by the Company is between $15 and $40. The majority of blouses are sold by the Company at prices between $10 and $35. Dresses are sold by the Company at prices between $20 and $80, and the general price range of coats is from $40 to $100 although some stores carry leather coats priced as high as $350.

  The following table shows the percentage of the Company's sales accounted for by its major merchandise categories for each of the last three fiscal years:

FISCAL
YEAR                         SPORTS-
ENDED IN                      WEAR   DRESSES COATS LINGERIES BLOUSES ACCESSORIES
- --------                     ------- ------- ----- --------- ------- -----------
1992........................  40.8    18.0    7.6     5.9     18.8       8.9
1993........................  41.0    18.0    7.8     5.7     19.8       7.7
1994........................  37.4    18.5    7.6     5.5     23.7       7.3

  During the past fiscal year, the Company continued its policy of offering only high quality merchandise at moderate prices. The stores, all of which are air-conditioned and well maintained under a continuous modernization policy, are open six to seven days and generally at least five evenings a week. The Company does not make alterations or offer delivery service. The Company does not generally advertise except in Puerto Rico and the U.S. Virgin Islands and for the marketing effort of the Company's private label card. The Company relies on its moderate prices, appealing displays, and convenient locations to attract customers.

  The Company's stores conduct primarily a cash business, including sales on lay-away. All stores accept Visa, Mastercard, American Express, and Discover credit cards in addition to some local mall cards in Puerto Rico. The Company also has a private label credit card which is accepted in the stores throughout the continental United States except for stores of its G&G and Winkelman's subsidiaries. This card was launched in 1989 and was operated by General Electric Capital Corporation ("GECC") under a nonrecourse agreement, whereby the Company paid GECC a percentage of sales and GECC assumed the full credit risk. The Company purchased these private label credit card customer receivables from GECC on May 13, 1993 and assumed the operation of this private label credit card program. The Company also operates a private label credit card program for all stores of its Winkelman's subsidiary. During the past fiscal year, credit sales for the Company were approximately 25% of total sales. In the case of both cash and credit sales, the Company maintains a policy of exchange or full refund if the merchandise is returned with receipt.

  The Company's business generally follows the usual seasonal pattern of the retail apparel industry, with sales being highest during the Christmas, Easter and back-to-school periods. The Company significantly increases the inventory at its stores in order to meet the increased demand during these periods.

PURCHASING

  Purchasing is conducted by a staff of approximately 108 buyers and assistants under the supervision of 21 merchandise managers. The Company's computerized inventory control system provides up-to-date information regarding the sales of various lines and styles of merchandise. This information is furnished daily to the Company's buying staff with respect to sales transacted the previous day and this information is supplemented by a steady flow of reports and constant communications with the area store supervisors and managers. Each store's inventory and general merchandising techniques are checked at least weekly by one of the Company's approximately 250 store supervisors. As of April 1994, the Company installed new point-of-sale ("POS") registers and related software in all stores except those of the Winkelman's and G&G subsidiaries. This upgrade, which is state of the art technology, enables Petrie Stores to improve customer service, particularly in expediting sales transactions. This new system is improving store information electronically transmitted to the home office and establishes the platform needed to implement "Price Look Up" and "Scanning" (methodology by which the Company's home office controls the register file to ensure the customer is charged the most current price) in the latter part of fiscal 1995.

COMPETITION

  All aspects of the retail women's apparel business are highly competitive. Competition is principally based upon price, demographics and the appeal of the styles offered for sale. Because the Company operates stores in all 50 states, Puerto Rico, the U.S. Virgin Islands and Washington, D.C., the number of its competitors, which varies from location to location, cannot be realistically estimated although they are numerous. The Company's competitors consist of other specialty retailers of popular priced women's apparel, department stores and discount stores. Some of these competitors are considerably larger than the Company and engage in extensive advertising. Although the Company is a minor factor in the women's apparel industry as a whole, it believes it is one of the largest popular priced women's specialty chains in the United States, featuring women's fashionable apparel at moderate prices to teen, junior and contemporary miss customers.

EMPLOYEES

  The Company regularly employs approximately 19,500 persons (including employees in Puerto Rico) of whom almost 9,500 are employed on a part-time basis of fewer than 30 hours per week. In addition, temporary employees are added during certain seasons with the peak being reached during the Christmas season. Employee benefits include major medical, hospital and dental plans, disability benefits, a 401(k) plan (which includes a Company matching program), an employee discount plan and group life insurance. The Company has a pension plan which covers substantially all full-time employees except those of the Winkelman's subsidiary, which has a separate pension plan for its employees, and the G&G Shops subsidiary, which has a profit-sharing plan. Collective bargaining contracts with four unions are in effect, covering the Company's distribution centers and one of its New Jersey stores. Approximately 750 employees are covered under these agreements. There has been no interruption or curtailment of operations due to labor controversy for more than 40 years.

ITEM 2. PROPERTIES.

  The Company has no manufacturing facilities. The majority of the Company's purchasing and merchandising is handled by the Company's main office located in Secaucus, New Jersey and by the main offices of its subsidiaries headquartered in Plymouth, Michigan and New York City. Shipping to the stores is handled by the Company's automated distribution centers in Secaucus and North Bergen, New Jersey; Chicago, Illinois; Dallas, Texas; and Plymouth, Michigan.

  Of the 1,676 stores operated by the Company on January 29, 1994, 1,226 were located in shopping centers and 450 in neighborhood strip centers and downtown shopping areas. It has been the Company's policy whenever practicable to lease its stores and all but eight stores are leased.

  The following table shows the number of stores opened and closed by the Company during the last 10 fiscal years and the number of stores operated at the beginning and end of each period:

          FISCAL           STORES AT NUMBER OF NUMBER OF NUMBER OF   NUMBER OF
           YEAR            BEGINNING  STORES    STORES    STORES     STORES AT
         ENDED IN          OF PERIOD  OPENED   ACQUIRED   CLOSED   END OF PERIOD
         --------          --------- --------- --------- --------- -------------
1985......................    953        81       405        74        1360
1986......................   1360        65*       --        80*       1345
1987......................   1345       178*       32        81*       1474
1988......................   1474       179*       --        61*       1592
1989......................   1592        76        --        84        1584
1990......................   1584        67        --        82        1569
1991......................   1569       113        --        51        1631
1992......................   1631       103        --        87        1647
1993......................   1647       112        --        73        1686
1994......................   1686       126        --       136        1676

- --------
* Includes stores transferred to "Plus" size stores.

  The Company has opened 29 new stores and closed 15 stores since January 29, 1994. It is anticipated that an additional 50 or more will be opened before the end of the fiscal year ending in 1995. The Company has negotiated commitments to lease 100 new stores which have or will be opened after January 29, 1994.

  During the past five years, the Company has maintained its renovation program and has opened new stores, at a total cost of approximately $260,000,000. The Company's costs of leasehold improvements, furniture and fixtures in a new store range from $50,000 up to $450,000 depending on the store design and landlord contribution. The Company anticipates that a new store will generally take 3 to 12 months in order to achieve profitability.

  The Company leases executive and administrative offices including distribution facilities under various long-term leases in Secaucus and North Bergen, New Jersey which amount to approximately 813,000 square feet. The Company also leases 30,000 square feet in New York City for its G&G Shops executive offices. It owns administrative and distribution facilities in Plymouth, Michigan totalling 198,000 square feet utilized by Winkelman and owns the distribution centers in Chicago and Dallas, which each have approximately 175,000 square feet.

  See Notes to Consolidated Financial Statements included in Item 8 for information concerning the Company's obligations under leases.

  The following table shows the number of store leases existing at January 29, 1994 which will expire (unless extended) during each of the next five fiscal years and thereafter:

                                                                    NUMBER OF
      FISCAL YEAR ENDING                                         LEASES EXPIRING
      ------------------                                         ---------------
        1995....................................................        343
        1996....................................................        201
        1997....................................................        190
        1998....................................................        133
        1999....................................................        140
        2000 & Thereafter.......................................        661
                                                                      -----
          Total.................................................      1,668

  The Company has options to renew the leases on approximately 320 stores. Recently negotiated leases for new locations generally run for a period of 5 to 15 years and often contain provisions permitting the Company to terminate the lease early without obligation.

ITEM 3. LEGAL PROCEEDINGS.

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

  The Common Stock of the Company is listed on the New York Stock Exchange and is also traded on the Philadelphia Stock Exchange. As of April 5, 1994 there were 3,492 holders of record of the Common Stock. The sales price ranges and per share dividends for each quarterly period in fiscal 1993 (ending January 30, 1993) and fiscal 1994 (ending January 29, 1994) are shown below:

                                                               COMMON STOCK
                                                          ----------------------
                                                           HIGH   LOW   DIVIDEND
                                                          ------ ------ --------
FISCAL QUARTER
- --------------
1993:
  First.................................................. 25 1/4 19 7/8   .05
  Second................................................. 23 3/8 20       .05
  Third.................................................. 25 1/2 21 5/8   .05
  Fourth................................................. 26 5/8 23 1/4   .05
1994:
  First.................................................. 27 3/8 23 5/8   .05
  Second................................................. 27 7/8 22 3/4   .05
  Third.................................................. 29 3/4 24       .05
  Fourth................................................. 30 7/8 26 1/8   .05

  The Board of Directors declared a dividend of $.05 per share for the first quarter of fiscal 1995.

ITEM 6. SELECTED FINANCIAL DATA.

                                             FOR THE YEARS ENDED
                         ---------------------------------------------------------------
                         JANUARY 29,    JANUARY 30, FEBRUARY 1, FEBRUARY 2,  FEBRUARY 3,
                           1994(1)        1993(3)      1992        1991        1990(4)
                         -----------    ----------- ----------- -----------  -----------
                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net Sales............... $1,480,071     $1,438,160  $1,354,525  $1,281,845   $1,257,522
Other Income............      6,563          8,104      10,343      11,543       12,780
Earnings (Loss) Before
 Earnings (Loss) From
 Investments in Common
 Stock, Income Taxes and
 Cumulative Effect of
 Changes in Accounting
 Principles.............    (63,791)        23,042      25,603      20,608       53,128
Earnings (Loss) From
 Investments in Common
 Stock..................    (13,661)           --          --      (16,676)         282
                         ----------     ----------  ----------  ----------   ----------
Earnings (Loss) Before
 Cumulative Effect of
 Changes in Accounting
 Principles.............    (48,683)        14,842      16,005       2,996       32,265
                         ----------     ----------  ----------  ----------   ----------
Net Earnings (Loss)..... $  (37,998)    $   14,842  $   16,005  $    2,996   $   32,265
                         ----------     ----------  ----------  ----------   ----------
Per Share Data:
 Earnings (Loss) Before
  Cumulative Effect of
  Changes in Accounting
  Principles............     $(1.04)          $.32        $.34        $.06         $.69
                             ------           ----        ----        ----         ----
 Net Earnings (Loss)....     $ (.81)          $.32        $.34        $.06         $.69
                             ------           ----        ----        ----         ----
Cash Dividends..........     $  .20           $.20        $.20        $.20         $.20
                             ------           ----        ----        ----         ----
Weighted Average Number
 of Shares..............     46,768         46,758      46,756      46,768       46,765
                             ------         ------      ------      ------       ------
Total Assets............ $2,187,807(2)  $  906,062  $  894,204  $  890,717   $  897,437
                         ----------     ----------  ----------  ----------   ----------
Long-Term Obligations... $  124,952     $  124,974  $  124,974  $  124,995   $  125,234
                         ----------     ----------  ----------  ----------   ----------

- --------
(1) Year ended January 29, 1994 includes a restructuring charge of $35,000,000 ($22,225,000 net of taxes or $.48 per share) and cumulative effect of changes in accounting for investments and income taxes, which decreased the net (loss) by $10,685,000 ($.23 per share).
(2) Total assets at January 29, 1994 includes an increase of $1,340,462,000 as a result of carrying investments in common stock at a fair market value of $1,517,677,000 due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities".
(3) Year ended January 30, 1993 includes a charge against earnings in connection with the granting of stock options to two executive officers amounting to approximated $3,400,000 ($2,100,000 net of taxes or $.04 per share).
(4) Year ended February 3, 1990 was 53 weeks; all other years were 52 weeks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

REVENUES

  The Company's sales increased $41,911,000 (2.9%) in fiscal 1994 as compared to fiscal 1993. The increase was due to an increase in noncomparable store sales of approximately $54,200,000 offset by a decrease in comparable store sales of approximately $12,300,000 (.9%).

  Sales increased $83,635,000 (6.2%) in fiscal 1993 and $72,680,000 (5.7%) in fiscal 1992. The increase in sales for fiscal 1993 was due to an increase in noncomparable store sales of approximately $44,500,000, in addition to an increase in comparable store sales of approximately $39,100,000 (3.1%).

  The Company's business is seasonal with a significant portion of its sales occurring in the fourth quarter which includes the Christmas season.

  Other income was $6,563,000, $8,104,000 and $10,343,000 for fiscal 1994, 1993 and 1992, respectively. Lower interest rates and a decrease in temporary investments are the main factors for the decrease in other income during fiscal 1994 and fiscal 1993.

COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS ("CGS")

  The ratio of CGS to sales was 77.5% in fiscal 1994 and 74.4% in both fiscal 1993 and fiscal 1992. The increase in the CGS ratio during fiscal 1994 was primarily due to a 2.7% decrease in gross margin as a result of an increase in markdowns which were partially offset by an improved initial markup, in addition to a .4% increase in occupancy costs.

  The Company's gross margin decreased .3% in fiscal 1993 as a result of an increase in markdowns which were partially offset by an improved initial markup. CGS ratio, however, remained the same in fiscal 1993 as compared to fiscal 1992 due to a decrease of .3% in occupancy costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("S,G&A")

  As a percentage of sales, S,G&A was 24.1% in fiscal 1994, 23.8% in fiscal 1993 and 23.7% in fiscal 1992. The increase during fiscal 1994 of .3% was due to increases in payroll and employee related costs (.6%) and in various general and administrative expenses (.2%) offset by decreases in costs associated with store closings (.3%) and a charge against earnings resulting from the granting of stock options to two executive officers under the Company's 1992 Stock Option Plan during fiscal 1993 (.2%).

  The slight increase during fiscal 1993 of .1% was primarily due to a charge against earnings resulting from the granting of stock options to two executive officers of the Company (.2%) primarily offset by a decrease in costs associated with store closings.

RESTRUCTURING CHARGE

  The Consolidated Statements of Operations include a restructuring charge of $35,000,000 for fiscal 1994. In May 1993 the Company implemented a restructuring of its senior management and as a result new management made a decision to adopt a restructuring plan. As part of their review of the Company's operations, management identified approximately 290 stores (originally estimated at 250 stores) it expects to close over the next few years of which 121 stores have been closed as of January 29, 1994. The Company expects to close the remaining stores over the next two years. This restructuring charge relates primarily to the write-down of property and equipment, lease settlements associated with these expected store closings and employee severance payments. The Company expended approximately $1,200,000 during fiscal 1994 for lease settlements and severance payments.

  Sales associated with these stores included in the restructuring plan amounted to approximately $175,000,000 in fiscal 1993 and approximately $160,000,000 in fiscal 1994. Fiscal 1994 sales included approximately $50,000,000 of sales in those stores that have closed during the year. In fiscal 1994 the Company's depreciation expense was reduced by approximately $3,400,000 as a result of the restructuring charge. All other significant cost savings were offset by a reduction in gross margin as a result of the decrease in sales from these stores. The Company anticipates its only significant cost savings during fiscal 1995, due to the restructuring, will be a reduction in depreciation expense of approximately $4,500,000 as a result of the elimination of depreciation expense associated with the stores that have not been closed as of January 29, 1994.

  A restructuring reserve amounting to approximately $4,100,000 is included in "Accrued Expenses and Other Liabilities" in the Consolidated Balance Sheet as at January 29, 1994. This reserve relates primarily to anticipated lease settlements in fiscal 1995 (approximately $3,200,000) associated with these expected store closings with the balance representing scheduled severance payments. An additional $2,100,000 relating to severance payments which are being paid in monthly installments is included in "Other Long-term Liabilities".

INTEREST EXPENSE

  Interest expense in all years relates primarily to the 8% Convertible Subordinated Debentures. The increase in interest expense during fiscal 1994 is due to interest expense associated with the Company's short-term borrowings.

(LOSS) FROM INVESTMENT IN COMMON STOCK

  The loss from investment in common stock represents the write-down of the Company's investment in Deb Shops, Inc. ("Debs") to market value as of May 1, 1993. See Note B of Notes to Consolidated Financial Statements included in
Item 8 to this Annual Report on Form 10-K.

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

  The Company's loss from continuing operations before income taxes and cumulative effect of changes in accounting principles was significantly increased in fiscal 1994 by the restructuring charge, loss from investment in common stock, and a decrease in gross margin as a result of increased markdowns.

  The Company believes that changes implemented in regards to its merchandising, store operations and expense control should return the Company to profitability during fiscal 1995.

INCOME TAXES

  The Company's effective tax rate was 37.1%, 35.6% and 37.5% in fiscal 1994, 1993 and 1992, respectively. The increase in the effective tax rate for fiscal 1994 as compared to fiscal 1993 was due primarily to an increase in the state effective tax rate, in addition to the relationship of dividends and tax-free interest income and deferred taxes on undistributed earnings to the pre-tax loss.

  The decrease in the Company's effective tax rate for fiscal 1993 as compared to fiscal 1992 was primarily due to a reduction in the state effective tax rate as a result of an increase in the proportion of income earned from Puerto Rican operations to earnings before income taxes, as well as other factors which reduce state income taxes. An increase in tax credits also reduced the Company's effective tax rate in fiscal 1993. These factors were partially offset by the decrease in dividends and tax-free interest income.

  A reconciliation of income tax expense is provided in Note F of Notes to Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING FOR INVESTMENTS AND INCOME TAXES,
NET

  The cumulative effect of changes in accounting for investments and income taxes, net amounted to $10,685,000 or $.23 a share in fiscal 1994 as a result of the Company's adoption of the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and SFAS No. 109, "Accounting for Income Taxes." See Notes B and F of Notes to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

  The Company continues to be in a strong financial position. Among the Company's sources of liquidity are its cash and temporary investments, its Toys common stock, its ability to obtain financing and preferred stock issuances. Pursuant to the acquisition agreement with Toys (see "Item 1. Business--Recent Development"), the Company has restricted its ability to sell shares of Toys common stock to 4,000,000 shares and has restricted its ability to pledge such shares in connection with borrowings to $175,000,000 in secured borrowings. See Note N of Notes to Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K. As of January 29, 1994, the Company had $20,000,000 outstanding under a short-term borrowing agreement with a broker. The Company had borrowings under this agreement from July 1993 to January 1994 and borrowed a maximum of $109,000,000 during such period. These borrowings were used for capital expenditures, inventory and general working capital requirements. The Company has $132,500,000 in lines of credit available, principally for establishing letters of credit with its suppliers.

  Investments in common stock classified as a current asset and carried at market value is due both to the change in classification of the Company's holdings in Debs and a small portion of its holdings in Toys as well as the Company's adoption of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company's holdings in Debs were sold in early April 1994 for approximately $16,700,000 with the proceeds used to reduce short-term borrowings. The Company expects to sell the aforementioned small portion of its holdings in Toys during the first part of fiscal 1995 with the proceeds from this sale also used to reduce short-term borrowings.

  The increase in the Company's accounts receivable is due to the purchase by the Company in May 1993 of the outstanding Petrie private label customer receivables owned and operated by General Electric Capital Corporation and the Company's private label credit card marketing program. By operating its own credit card portfolio the Company has increased its private label credit card sales volume and has operated the private label credit business at a reduced cost as a percentage of its private label credit card sales.

  The increase in accrued expenses and other liabilities relates primarily to anticipated lease payments and employee severance payments as a result of the restructuring charge.

  The Company expects current financial resources and funds from operations will be sufficient to meet the Company's foreseeable current and future cash requirements such as for opening new stores, remodeling existing stores, debt service and payment of cash dividends.

  The Company has budgeted approximately $45,000,000 for capital expenditures during fiscal 1995, which includes approximately $13,000,000 for new Point of Sale Registers and associated technology. The Company spent approximately $2,000,000 of the planned $15,000,000 budgeted for registers in fiscal 1994. The remaining $13,000,000 will be disbursed during the first part of fiscal 1995. The funds are being provided by working capital and short-term borrowing arrangements.

  In connection with its 8% Convertible Subordinated Debentures, the Company must begin making mandatory sinking fund payments in December 1996. The Company expects to be able to make such payments out of available working capital.

  The following items measure the Company's ability to meet its short-term obligations:

                                          JANUARY 29,  JANUARY 30,  FEBRUARY 1,
                                              1994         1993         1992
                                          ------------ ------------ ------------
Working capital*......................... $248,834,000 $247,479,000 $254,599,000
Current ratio............................          3.7          4.3          4.8

- --------
* Working capital consists of current assets less current liabilities. The Company's current ratio has decreased in the last few years but management believes this will not affect the Company's borrowing capacity.

  See the Statements of Consolidated Cash Flows included in Item 8 to this Annual Report on Form 10-K for an analysis of the sources and uses of funds.

IMPACT OF INFLATION

  Inflation has had little effect on expenses and cost of goods in the past three years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  See pages F-1 through F-17 annexed hereto. Other financial statements and schedules required under Regulation S-X promulgated under the Securities Act of 1933 and Securities Exchange Act of 1934 are filed as Schedules hereto on pages F-18 through F-22.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The following table shows the executive officers and directors of the Company, their respective ages, the date each director was first elected and all positions currently held with the Company by each such person:

                                         YEAR FIRST
                                         ELECTED A
   NAME                              AGE  DIRECTOR    POSITION WITH THE COMPANY
   ----                              --- ----------   -------------------------
Milton Petrie.......................  91    1932    Chairman of the Board;
                                                     Director
Hilda Kirschbaum Gerstein...........  83    1956    Vice Chairman; Director
Jay Galin...........................  58    1981    Executive Vice President;
                                                     President of G&G Shops,
                                                     Inc.; Director
Allan Laufgraben....................  55    1990    Vice Chairman, President and
                                                     Chief Executive Officer;
                                                     Director
Peter A. Left.......................  44    1990    Vice Chairman, Chief
                                                     Operating Officer, Chief
                                                     Financial Officer and
                                                     Secretary; Director
Daniel G. Maresca...................  41    1992    Executive Vice President;
                                                     President of Winkelman
                                                     Stores, Inc.; Director
Stephen A. Birk.....................  46            Senior Vice President
Scott Galin.........................  36            Senior Vice President
Umberto Gallo.......................  50            Senior Vice President
Barton Heminover....................  40            Vice President/Treasurer
                                      45            Senior Vice
Michael J. Jackson..................                 President/Controller
Louis Mascolo.......................  47            Senior Vice President
Richard J. Pesce....................  44            Senior Vice President
Samuel David Polese.................  37            Senior Vice President
Jeffrey M. Zelenko..................  38            Senior Vice President
Joseph H. Flom......................  70    1982    Director
Alan C. Greenberg...................  66    1993    Director
Carroll Petrie......................  66    1991    Director
Jean Roberts........................  77    1963    Director
Dorothy Fink Stern..................  75    1956    Director
Laurence A. Tisch...................  71    1983    Director
Raymond S. Troubh...................  67    1994    Director

  The term of office of each executive officer expires upon the election of his respective successor at the Meeting of the Board of Directors directly following the Annual Meeting of Shareholders. The term of office of each director expires at the election of his respective successor at each Annual Meeting of Shareholders.

  Milton Petrie has been Chairman of the Board since its organization in 1932 and was President and Chief Executive Officer up to July 16, 1993 except that Michael J. Boyle was President and Chief Executive Officer of the Company from November 1, 1982 to January 13, 1983 and Hilda Kirschbaum Gerstein was President of the Company from September 1972 to November 1982.

  Hilda Kirschbaum Gerstein became Vice Chairman in November 1982. Prior to that she was President from September 1972 to November 1982 and Treasurer from January 1982 to September 1982. She was Senior Vice President from 1971-1972 and Vice President from 1956-1971. She has been employed with the Company since 1932.

  Jay Galin became Executive Vice President in March 1990, prior to which he was Senior Vice President since July 1980. He has been President of G&G Shops, Inc, a subsidiary of the Company, since 1972.

  Allan Laufgraben became Vice Chairman in May 1993 and President and Chief Executive Officer in July 1993, prior to which he was Executive Vice President since March 1990, Senior Vice President since May 1986 and Vice President of the Company since April 1985. Until July 1993, Mr. Laufgraben had been President of "Plus" Size Stores, a division of the Company, since 1984. He has been employed with the Company since 1984.

  Peter A. Left became Vice Chairman in May 1993 and Chief Operating Officer in July 1993, prior to which he was Executive Vice President since March 1990 and Senior Vice President since 1983. He is Secretary of the Company and has been Chief Financial Officer since February 1985. Previously, he had been Controller of the Company since June 1982 and Vice President since May 1982. He has been employed with the Company since 1974.

  Daniel G. Maresca became Executive Vice President of the Company in March 1992, prior to which he was Senior Vice President since March 1984 and Vice President since May 1981. He has been President of Winkelman Stores, Inc., a subsidiary of the Company, since 1989. He has been employed with the Company since 1972.

  Stephen A. Birk became Senior Vice President of the Company in May 1989, prior to which he was Vice President since May 1988. He has been General Merchandise Manager of "Plus" Size Stores, a division of the Company, since his employment in March 1988.

  Scott Galin became Senior Vice President of the Company in April 1987. He has also been Executive Vice President of G&G Shops, Inc. since 1991 and prior thereto, was Senior Vice President of G&G Shops, Inc. since August 1985. He has been employed with the Company since 1974. He is the son of Jay Galin, who is Executive Vice President of the Company and President of G&G Shops, Inc.

  Umberto Gallo became Senior Vice President in March 1983, prior to which he was elected Vice President in May 1982. He has been employed with the Company since 1970.

  Barton Heminover has been Vice President/Treasurer since May 1989, prior to which he was an Assistant Controller. He has been employed with the Company since 1983.

  Michael J. Jackson became Senior Vice President in December 1988, prior to which he was Vice President and Controller since January 1985. He has been employed with the Company since 1983.

  Louis Mascolo became Senior Vice President of the company in April 1988, prior to which he was Vice President since April 1987. He has also been Executive Vice President of Winkelman Stores, Inc. since 1984. He has been employed with the Company since 1971.

  Richard J. Pesce became Senior Vice President, Director of Store Operations in November 1993 and has been employed since October 1993. Prior to joining the Company, Mr. Pesce spent 20 years at the retail chain of Herman's Sporting Goods, Inc. and served as its Senior Vice President--Store Operations from 1990 to 1993.

  Samuel David Polese has been Senior Vice President since April 1984. He was elected Vice President in August 1983 and has been employed with the Company since 1978.

  Jeffrey M. Zelenko became Senior Vice President, General Merchandise Manager-Juniors in July 1993 upon employment. Prior to joining the Company, Mr. Zelenko spent 20 years at the retail specialty chain of Charming Shoppes, Inc. where his last position was Vice President, General Merchandise Manager-Juniors 1990-1992. From 1992-1993 he was President and owner of MJZ Inc., a knit manufacturing company.

  Joseph H. Flom has been a partner at the law firm of Skadden, Arps, Slate, Meagher & Flom, attorneys to the Company, for more than the past five years. Mr. Flom is a director of Revlon Group Incorporated.

  Alan C. Greenberg has been Chairman of the Board and Chief Executive Officer of The Bear Stearns Companies, Inc., investment bankers, for more than the past five years.

  Carroll Petrie is a private investor and a director of the Metropolitan Museum of Art, Metropolitan Opera Association and New York Hospital and Memorial Sloan Kettering. Mrs. Petrie is the wife of Milton Petrie.

  Jean Roberts was employed by the Company from 1937 until December 1993 when she resigned as Executive Vice President and is available on a consulting basis.

  Dorothy Fink Stern was employed by the Company from 1935 until July 1993 when she resigned as Executive Vice President and is available on a consulting basis.

  Laurence A. Tisch has been Chairman of the Board, Co-Chief Executive Officer and a Director of Loews Corp., a diversified holding company, President, Chief Executive Officer and a Director of CBS, Inc. and Chairman of the Board and a Director of C&A Financial Corp. for more than the past five years. He is also a Director of Automatic Data Processing, Inc., Bulova Watch Co. and R.H. Macy & Co., Inc.

  Raymond S. Troubh was elected a Director in April 1994. He is a financial consultant in New York City and a former governor of the American Stock Exchange and former general partner of Lazard Freres & Co., an investment banking firm. Mr. Troubh is a director of ADT Limited, a security systems company; American Maize-Products Company, a corn products manufacturer; Applied Power Inc., a hydraulic and mechanical equipment manufacturer; ARIAD Pharmaceuticals, Inc., a pharmaceutical company; Becton, Dickinson and Company, a healthcare products manufacturer; Benson Eyecare Corporation, an eyecare and eyewear company; Foundation Health Corporation, a healthcare company holding corporation; General American Investors Company, an investment and advisory company; Manville Corporation, a mining and forest company holding corporation; Olsten Corporation, a temporary personnel and healthcare service company; Riverwood International Corporation, a wood derivative products company; Time Warner Inc., a publication, telecommunications and entertainment company, and Wheeling-Pittsburgh Corporation, a holding corporation.

ITEM 11. EXECUTIVE COMPENSATION.

GENERAL

  The following table sets forth the total annual compensation paid or accrued by the Company to or for the account of the chief executive officer, each of the four most highly compensated executive officers of the Company whose total cash compensation for the fiscal year ended January 29, 1994 exceeded $100,000 and one former executive officer for whom disclosure would have been required if that individual had been serving as an executive officer at January 29, 1994.

                           SUMMARY COMPENSATION TABLE

                                                                LONG-TERM COMPENSATION
                                ANNUAL COMPENSATION(1)                  AWARDS
                         ------------------------------------- --------------------------
                                                               RESTRICTED
                                                      OTHER      STOCK
        NAME AND         FISCAL                      ANNUAL      AWARDS     OPTIONS/SARS
   PRINCIPAL POSITION     YEAR  SALARY($) BONUS($) COMP.($)(2)    ($)       (# OF SHARES)
   ------------------    ------ --------- -------- ----------- ----------   -------------
Allan Laufgraben........  1994   400,000  135,000                69,063(3)
 Vice Chairman,           1993   375,000  373,000                61,563(3)
 President and            1992   350,000  233,000                53,467(3)
 Chief Executive Officer

Peter A. Left...........  1994   350,000
 Vice Chairman,Chief      1993   325,000                        110,940(3)
 Operating Officer,       1992   275,000
 Chief Financial Officer
 and Secretary of the
 Company

Hilda Kirschbaum
 Gerstein...............  1994   575,000
 Vice Chairman            1993   550,000                                       150,494(4)
                          1992   500,000

Jay Galin...............  1994   925,000              4,719
 Executive Vice           1993   700,000              5,249     200,000(3)
 President of the         1992   875,000             13,789
 Company and President
 of G&G Shops, Inc., a
 wholly owned subsidiary
 of the Company

Daniel G. Maresca.......  1994   400,000
 Executive Vice           1993   375,000
 President of the         1992   325,000                        123,125(3)
 Company and President
 of Winkelman Stores,
 Inc., a wholly owned
 subsidiary of the
 Company

Dorothy Fink Stern(5)...  1994   525,000                                       150,494(4)
 Executive Vice           1993   500,000
 President                1992   440,000

- --------
(1) While each of the named individuals received perquisites or other personal benefits in the years shown, in accordance with SEC regulations, the value of these benefits are not indicated since they did not exceed in the aggregate the lesser of $50,000 or 10% of the individual's salary and bonus in any year.
(2) Amount shown sets forth the Company's contribution to a named individual's Profit Sharing Plan account.
(3) Represents the fair market value on the day prior to the grant of restricted shares of Common Stock pursuant to employment agreements. The aggregate number and fair market value as of January 29, 1994 of restricted shares awarded since the beginning of fiscal year 1992 are as follows: Mr.
    Galin: 9,014 shares ($249,012), Mr. Laufgraben: 7,500 shares ($207,188),
    Mr. Maresca: 5,000 shares ($138,125) and Mr. Left: 5,000 shares ($138,125).
    The restricted shares vest upon award and are entitled to dividends at the same rate as dividends paid on unrestricted shares of the Company's Common Stock. See "Employment Agreements" below.
(4) An option to acquire 150,494 shares of Common Stock with stock appreciation rights was granted pursuant to the Company's 1992 Stock Option Plan. This option was granted to replace options to acquire 150,494 shares which were granted in November 1992 and expired unexercised on August 31, 1992. The new option was exercised in April 1993. See "Options" below.
(5) Mrs. Stern resigned as Executive Vice President in July 1993.

EMPLOYMENT AGREEMENTS

  As of July 1, 1992, the Company entered into employment agreements with certain of its executive officers, including Mr. Laufgraben, Mrs. Gerstein, Mr. Maresca, Mr. Left and Mrs. Stern. Each employment agreement has a term expiring on June 30, 1997. The employment agreements for each of Mr. Laufgraben, Mrs. Gerstein, Mr. Maresca, Mr. Left and Mrs. Stern provide for the annual salaries at the rates set forth in the executive compensation chart above, with annual increases of $25,000. In addition, pursuant to his agreement, Mr. Laufgraben receives (i) an annual payment equal to a fixed percentage of the annual pre-tax net operating profits of the "Plus" Size Stores, subject to certain adjustments, and (ii) 2,500 shares of Common Stock annually. The agreements for Messrs. Laufgraben, Maresca and Left also provide for the maintenance of a $500,000 insurance policy on their respective lives, for death benefits equal to one year's salary plus, in Mr. Laufgraben's case, the remaining Common Stock payments and disability benefits equal to salary at the then current annual rate for up to one year and salary at one-half the then current annual rate for a further period of six months plus, in Mr. Laufgraben's case, the remaining Common Stock payments. The agreements for Mrs. Gerstein and Mrs. Stern also provide for death benefits equal to one year's salary and disability benefits equal to salary at the then current annual rate for up to one year and salary at one-half the then current annual rate for a further period of six months. In connection with the Company's restructuring, in July 1993, Mrs. Stern resigned as an Executive Vice President and is available on a consulting basis. Mrs. Stern's employment agreement remains in effect. In addition, the Board of Directors of the Company has authorized the Company to pay to each of Mrs. Stern and Mrs. Gerstein $50,000 per year commencing upon expiration of their respective employment agreements in 1997 until their deaths.

  In August 1985, the Company entered into an employment agreement with Mr. Galin through January 31, 1991 at a salary commencing at $350,000 and increasing $25,000 per year. The agreement was amended in December 1988, April 1992 and August 1992. Mr. Galin's agreement, as amended, provides for a term through June 30, 1997 and for Mr. Galin to receive (i) annual salary at the rate set forth in the executive compensation chart above, with annual increases of $25,000; (ii) $50,000 per quarter in cash through 1996 and quarterly payments of $20,833 in January and April 1997; (iii) $200,000 on each of July 31, 1993 and 1995 and $83,333 on June 30, 1997 and (iv) $200,000 in Common
Stock on each of July 31, 1992, 1994 and 1996. The agreement, as amended, also provides for the maintenance of a $500,000 insurance policy on Mr. Galin's life and for disability and death benefits equal to one year's salary and the remaining Common Stock payments and, in the case of disability, an additional six months salary.

OPTIONS

  No options were granted in fiscal year 1994 nor were any options outstanding at January 29, 1994. The following table sets forth the details of options exercised by the individuals listed in the Summary Compensation Table during fiscal year 1994.

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                               OPTION/SAR VALUES

                                                        NUMBER OF
                                                       SECURITIES
                                                       UNDERLYING       VALUE OF
                                                       UNEXERCISED     UNEXERCISED
                                                      OPTIONS/SARS    IN-THE-MONEY
                                                     AT FISCAL YEAR-  OPTIONS/SARS
                                                           END       AT FISCAL YEAR-
                            SHARES         VALUE           (#)           END($)
                         ACQUIRED ON     REALIZED     EXERCISABLE/    EXERCISABLE/
          NAME           EXERCISE (#)       ($)       UNEXERCISABLE   UNEXERCISABLE
          ----           ------------  ------------- --------------- ---------------
Hilda Kirschbaum
 Gerstein...............   150,494(1)  $1,862,363.25         0               0
Dorothy Fink Stern......   150,494(1)  $1,862,363.25         0               0

- --------
(1) In lieu of receiving the shares, in accordance with the determination of the Stock Option Committee, Mrs. Gerstein and Mrs. Stern each received $1,862,363.25.

DIRECTORS' COMPENSATION

  Directors receive no compensation for serving on the Board of Directors of the Company or any committee of the Board.

COMPENSATION PURSUANT TO PLANS

  The Company makes annual contributions to the Petrie Stores Pension Plan (the "Plan"), which is a defined benefit pension plan for the benefit of full-time employees of Petrie Stores Corporation and its subsidiaries (other than G&G Shops, Inc. and Winkelman Stores, Incorporated). The actuarial cost method used to determine annual Company contributions under the Plan is known as the projected unit credit cost method. Under this method, Company contributions are determined for all participants as a group and individual participant contributions are not readily available. Aggregate Company contributions to the Plan are approximately 2% of total covered compensation of Plan participants. Benefits earned under the Plan depend on W-2 compensation received for services rendered to the Company and are not subject to deduction for Social Security benefits or offset amounts.

  The following table sets forth the estimated annual retirement benefits for various combination of pre- retirement remuneration and years of credited service:

            FINAL AVERAGE             YEARS OF CREDITED SERVICE AT RETIREMENT
               ANNUAL                 ----------------------------------------------
            COMPENSATION*                10        15        20      25 OR MORE
            -------------             --------- --------- ---------- ---------------
$ 25,000............................. $   3,280 $   4,920 $    6,560  $    8,200
  50,000.............................     7,280    10,920     14,560      18,200
  75,000.............................    11,280    16,920     22,560      28,200
 100,000.............................    15,280    22,920     30,560      38,200
 150,000.............................    23,280    34,920     46,560      58,200
 200,000.............................    31,280    46,920     62,560      78,200
 250,000.............................    39,280    58,920     78,560      98,200
 300,000.............................    47,280    70,920     94,560     118,200
 350,000.............................    53,280    82,920    110,560     138,200
 400,000.............................    61,280    94,920    126,560     158,200

- --------
* Highest five consecutive out of final ten years of employment before retirement date.

  As of January 29, 1994, Hilda Kirschbaum Gerstein and Dorothy Fink Stern each had more than 25 years of credited service under the plan.

  The Company's Winkelman subsidiary has in effect a defined pension benefit plan for its employees similar to that described above in which an executive officer participates.

  G&G Shops, Inc. makes contributions from time to time to a deferred profit-sharing plan for the benefit of all full-time employees of G&G Shops, Inc., including Jay Galin and one other executive officer of the Company. Employees become vested in their share of the assets of the plan at the rate of 10% per year of credited service commencing with the second year of such service and accordingly become fully vested after 11 years of credited service. Because G&G Shops, Inc. has no obligation to make any contributions to the plan, the interest of any employee prior to retirement or other termination of employment cannot be predicted. At the close of the plan's most recent year, Jay Galin was fully vested, his share of the plan's assets amounted to $1,291,000 and $4,719 was contributed to the plan on his behalf during such plan year.

BOARD OF DIRECTORS MEETINGS AND STANDING COMMITTEES

  The Board of Directors met ten times during the fiscal year ended January 29, 1994. The Board of Directors has executive and audit committees and a compensation committee established in April 1994 but has no nominating committee. The current members of the audit committee are Messrs. Flom and Greenberg and the members of the compensation committee are Messrs. Flom and Troubh. During the fiscal year ended January 29, 1994, the audit committee met once.

  The audit committee is responsible for (a) recommending the selection, retention or termination of the Company's auditors, (b) reviewing with the Company's auditors the overall scope of the audit, (c) reviewing the Company's financial statements and audit results, including communications from the auditors relating to the Company's accounting practices, procedures and internal accounting controls, (d) reviewing the adequacy of internal control systems, including internal audit activities and the security of electronic data processing, (e) reviewing such other matters regarding the Company's financial and accounting practices as it or the Board of Directors may deem advisable, and (f) monitoring the Company's code of corporate conduct.

OTHER MATTERS

  Based solely upon a review of Forms 3, 4 and 5 and related letters of representation received by the Company with respect to its fiscal year ended January 29, 1994, Mr. Jay Galin filed late one Form 4 relating to a gift of 100 shares of Common Stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth, as of April 25, 1994, certain information with respect to (i) the only person who, to the best of the knowledge of the Company, was a beneficial owner of more than five percent of the outstanding shares of the Company's Common Stock, its only class of voting security, and
(ii) the number of shares of common stock owned by each director of the Company and all directors and officers as a group.

                                                          AMOUNT
                                                       BENEFICIALLY   PERCENT OF
                         NAME                            OWNED(1)       CLASS
                         ----                          ------------   ----------
Milton Petrie.........................................  28,165,246(2)    60.2%
Joseph H. Flom........................................           0(3)      --
Jay Galin.............................................      52,948        0.1
Hilda Kirshbaum Gerstein..............................     293,878        0.6
Alan C. Greenberg.....................................       1,000         *
Allan Laufgraben......................................       5,075         *
Peter A. Left.........................................      20,222         *
Daniel G. Maresca.....................................      10,540         *
Carroll Petrie........................................  28,165,246(4)    60.2
Jean Roberts..........................................      63,370        0.1
Dorothy Fink Stern....................................     187,091(5)     0.4
Laurence A. Tisch.....................................       1,000         *
Raymond S. Troubh.....................................           0         --
All directors and officers as a group (88 persons)....  28,823,955       61.6

- --------
*   Less than 1/10 of 1% of Common Stock outstanding
(1) Except as described in other footnotes, each person has sole power to vote and dispose of all such shares.
(2) Includes 47,592 shares owned by a trust of which Mr. Petrie is the trustee and 6,380 shares owned by Mr. Petrie's wife. Mr. Petrie has sole voting and dispositive power over 28,111,274 shares and no voting or dispositive power over shares owned by the trust and his wife and disclaims beneficial ownership of the shares owned by the trust and his wife. Mr. Petrie's business address is c/o the Company, 70 Enterprise Avenue, Secaucus, New Jersey 07094.
(3) Mr. Flom, Bernard Petrie (the son of Milton Petrie), Jerome A. Manning and Albert Ratner have a general power of attorney from Milton Petrie to act on his behalf (pursuant to majority vote), including the ability to direct the voting or the disposition of the shares of Common Stock of the Company owned by Milton Petrie. In connection with the agreement with Toys described above under "Item 1. Business--Recent Development," Milton Petrie, by act of his attorneys-in-fact, entered into a voting agreement with Toys pursuant to which Milton Petrie agreed to vote the shares held by him in favor of the transactions contemplated by the agreement between the Company and Toys. See "Item 1. Business--Recent Development." Mr. Flom disclaims beneficial ownership of the shares of Common Stock of the Company owned by Milton Petrie.

(4) Carroll Petrie is the spouse of Milton Petrie. Includes 47,592 shares owned by a trust of which Mr. Petrie is the trustee, and 28,111,274 shares owned by Mrs. Petrie's husband. Mrs. Petrie has sole voting and dispositive power over 6,380 shares and no voting or dispositive power over the shares owned by the trust and her husband.
(5) Includes 5,000 shares owned by Mrs. Stern's husband. Mrs. Stern has no voting or dispositive power over the shares owned by her husband and disclaims beneficial ownership of the shares owned by her husband.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Milton Petrie, Chairman of the Board of Directors, maintains an account with the Company from which from time to time he regularly makes gifts, including to former employees of the Company, and other payments. Although Mr. Petrie has ordinarily prefunded such account, during a recent illness he became indebted to the Company in such account for as much as $1,091,000, substantially all of which was repaid by Mr. Petrie in January 1994 with interest at 5% per annum.

  The Bear Stearns Companies, Inc., an investment banking firm, has provided services to the Company in the ordinary course of business. Mr. Alan C. Greenberg, a director of the Company, is Chairman of the Board and Chief Executive Officer of the Bear Stearns Companies, Inc.

  Skadden, Arps, Slate, Meagher & Flom, a law firm, is counsel to the Company and has provided services to the Company in the ordinary course of business. Mr. Joseph H. Flom, a director of the Company, is a partner of Skadden, Arps, Slate, Meagher & Flom.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

  (a) (1) and (2) List of Financial Statements and Financial Statement
Schedules.

    See Index to Financial Statements and Financial Statement Schedules herein at page F-1.

  (b) (3) List of Exhibits.

       3.1 Restated Certificate of Incorporation of the Company, as amended to date (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended January 31,
            1986).
       3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended January
            30, 1993).
       3.3 Amendments to the By-laws of the Company.
       4.1 Form of Indenture dated as of August 15, 1985 between the Company and the Trustee with respect to the 8% Convertible Subordinated
            Debentures due 2010 (incorporated herein by reference to Exhibit
            4(a) to the Company's Registration Statement No. 2-99517 on Form S-
            3 dated August 7, 1985).
       4.2 Form of 8% Convertible Subordinated Debenture due 2010 of the
            Company (incorporated herein by reference to Exhibit 4(b) to Amendment No. 1 to the Company's Registration Statement No. 2-99517 on Form S-3 dated August 15, 1985).
      10.1 Employment Agreement dated August 6, 1985 between the Company and
            Jay Galin (the "Galin Agreement") (incorporated herein by reference to Exhibit 28(b) to Amendment No. 1 to the Company's Registration
            Statement No. 2-99517 on Form S-3 dated August 15, 1985).
      10.2 Amendment dated December 14, 1988 to the Galin Agreement
            (incorporated herein by reference to Exhibit 10.2 to the Company's
            Annual Report on Form 10-K for the year ended January 28, 1989).

      10.3 Amendment dated April 10, 1992 to the Galin Agreement (incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended February 1, 1992).
      10.4  Amendment dated August 19, 1992 to the Galin Agreement
             (incorporated herein by reference to Exhibit 10.4 to the Company's
             Annual Report on Form 10-K for the year ended January 30, 1993).
      10.5 Employment Agreement dated as of July 1, 1992 between the Company and Peter A. Left (incorporated herein by reference to Exhibit
             10.5 to the Company's Annual Report on Form 10-K for the year ended January 30, 1993).
      10.6 Employment Agreement dated as of July 1, 1992 between the Company and Daniel Maresca (incorporated herein by reference to Exhibit
             10.6 to the Company's Annual Report on Form 10-K for the year ended January 30, 1993).
      10.7 Employment Agreement dated as of July 1, 1992 between the Company and Jean Roberts (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended January
             30, 1993).
      10.8 Employment Agreement dated as of July 1, 1992 between the Company and Hilda Kirschbaum Gerstein (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended January 30, 1993).
      10.9 Employment Agreement dated as of July 1, 1992 between the Company and Dorothy Fink Stern (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended January 30, 1993).
      10.10 Employment Agreement dated as of July 1, 1992 between the Company and Allan Laufgraben (incorporated herein by reference to Exhibit
             10.10 to the Company's Annual Report on Form 10-K for the year ended January 30, 1993).
      10.10 1992 Stock Option Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement dated May 5, 1992, for its annual meeting held on May 28, 1992) (incorporated herein by reference to Exhibit A to the Company's Proxy Statement dated May 5, 1992, for its annual meeting held on May 28, 1992).
      10.11 Acquisition Agreement dated April 20, 1994 between the Company and
             Toys "R" Us, Inc. (incorporated herein by reference to Exhibit
             10.1 to the Company's Current Report on Form 8-K, dated April 20,
             1994).
      10.12 Employment Agreement dated as of November 4, 1993 between the
             Company and Richard Pesce.
      10.13 Employment Agreement dated as of July 31, 1993 between the Company and Jeffrey Zelenko.
      21.1  List of subsidiaries.

  (b) None.

  (c) See Item 14(a)(3) above. The Company will furnish to any stockholder, upon written request, any exhibit listed in response to Item 14(a)(3) upon payment by such stockholder of the Company's reasonable expenses in furnishing any such exhibit.

  (d) See Item 14(a)(2) above.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Petrie Stores Corporation


                                          By       /s/ Allan Laufgraben
                                            -----------------------------------
                                                      ALLAN LAUFGRABEN
                                                VICE CHAIRMAN, PRESIDENT AND
                                                   CHIEF EXECUTIVE OFFICER

                                            Dated: April 28, 1994

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURES                         TITLE                DATE
             ----------                         -----                ----

        /s/ Allan Laufgraben            Vice Chairman,          April 28, 1994
- -------------------------------------    President, Chief
          ALLAN LAUFGRABEN               Executive Officer
                                         and Director
                                         (principal
                                         executive officer)

          /s/ Peter A. Left             Vice Chairman, Chief    April 28, 1994
- -------------------------------------    Operating Officer,
            PETER A. LEFT                Chief Financial
                                         Officer, Secretary
                                         and Director


         /s/ Joseph H. Flom             Director                April 28, 1994
- -------------------------------------
           JOSEPH H. FLOM

            /s/ Jay Galin               Director                April 26, 1994
- -------------------------------------
              JAY GALIN

    /s/ Hilda Kirschbaum Gerstein       Vice Chairman and       April 28, 1994
- -------------------------------------    Director
      HILDA KIRSCHBAUM GERSTEIN

        /s/ Alan C. Greenberg           Director                April 28, 1994
- -------------------------------------
          ALAN C. GREENBERG

       /s/ Michael J. Jackson           Senior Vice             April 28, 1994
- -------------------------------------   President/
         MICHAEL J. JACKSON             Controller

        /s/ Daniel G. Maresca           Director                April 28, 1994
- -------------------------------------
          DANIEL G. MARESCA

                                        Director                April 28, 1994
- -------------------------------------
            MILTON PETRIE

         /s/ Carroll Petrie             Director                April 28, 1994
- -------------------------------------
           CARROLL PETRIE

          /s/ Jean Roberts              Director                April 28, 1994
- -------------------------------------
            JEAN ROBERTS

       /s/ Dorothy Fink Stern           Director                April 28, 1994
- -------------------------------------
         DOROTHY FINK STERN

        /s/ Laurence A. Tisch           Director                April 28, 1994
- -------------------------------------
          LAURENCE A. TISCH

        /s/ Raymond S. Troubh           Director                April 28, 1994
- -------------------------------------
          RAYMOND S. TROUBH

PETRIE STORES CORPORATION AND SUBSIDIARIES

  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
- --------------------------------------------------------------------------------

                               Description                                 Page
                               -----------                                 ----
Independent Auditors' Report.............................................. F-3
Consolidated Balance Sheets--January 29, 1994 and January 30, 1993........ F-4
Consolidated Operations for each of the three fiscal years in the period ended January 29, 1994................................................... F-6
Consolidated Shareholders' Equity for each of the three fiscal years in the period ended January 29, 1994........................................ F-7
Consolidated Cash Flows for each of the three fiscal years in the period ended January 29, 1994................................................... F-8
Notes to Consolidated Financial Statements................................ F-9

FINANCIAL STATEMENT SCHEDULES REQUIRED BY ITEM 14(A)(2)

   I Marketable Securities--Other Investments............................. F-18
  II Amounts Receivable From Related Parties and Underwriters, Promoters
      and Employees Other Than Related Parties............................ F-19
   V Property and Equipment............................................... F-20
  VI Accumulated Depreciation and Amortization of Property and
      Equipment........................................................... F-21
VIII Valuation and Qualifying Accounts.................................... F-22

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

PETRIE STORES CORPORATION AND SUBSIDIARIES

  INDEPENDENT AUDITORS' REPORT
- --------------------------------------------------------------------------------
To the Board of Directors and Shareholders of Petrie Stores Corporation

  We have audited the accompanying consolidated balance sheets of Petrie Stores Corporation and subsidiaries as of January 29, 1994 and January 30, 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 29, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petrie Stores Corporation and subsidiaries as of January 29, 1994 and January 30, 1993, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 1994, in conformity with generally accepted accounting principles.

  As discussed in Notes B, F and I to the consolidated financial statements, the Company changed its method of accounting for investments in common stock, income taxes and postretirement benefits other than pensions in fiscal 1994.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index at
Item 14(a)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                    David Berdon & Co.
                                                    Certified Public Accountants

New York, New York
March 24, 1994 (except for Note N,
as to which the date is April 20, 1994)

PETRIE STORES CORPORATION AND SUBSIDIARIES

  CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------

                                                     January 29,    January 30,
                                                         1994           1993
                                                     -------------  ------------
                                                     (In thousands of dollars)
ASSETS
CURRENT ASSETS:
  Cash and short-term investments (Note K).......... $      39,290   $    82,270
  Investments in common stock (Notes B and K).......        35,740           --
  Accounts receivable:
   Trade, less allowance for doubtful accounts of
    $2,450 at 1/29/94 and $1,365 at 1/30/93.........        49,999        25,807
   Other............................................        13,745        12,664
  Merchandise inventories...........................       187,627       187,692
  Prepaid expenses (Note H).........................         6,887         8,045
  Deferred income taxes (Note F)....................         7,456         6,778
                                                     -------------   -----------
    TOTAL CURRENT ASSETS............................       340,744       323,256
                                                     -------------   -----------
INVESTMENTS:
  Investments in common stock (market value of
   $1,578,623 at 1/30/93) (Notes B, C, K and N).....     1,481,937       191,032
  Other (Note K)....................................           --          5,030
                                                     -------------   -----------
                                                         1,481,937       196,062
                                                     -------------   -----------
PROPERTY AND EQUIPMENT, AT COST:
  Land..............................................         2,777         2,777
  Buildings and improvements........................        16,157        15,069
  Leasehold costs, improvements, store fixtures and
   equipment........................................       588,450       648,738
                                                     -------------   -----------
                                                           607,384       666,584
  Less, accumulated depreciation and amortization...       339,409       376,486
                                                     -------------   -----------
                                                           267,975       290,098
                                                     -------------   -----------
EXCESS OF COST OVER THE FAIR VALUE OF NET ASSETS
 ACQUIRED,
  Less accumulated amortization of $28,176 at
   1/29/94 and $25,236 at 1/30/93...................        89,602        92,542
                                                     -------------   -----------
OTHER ASSETS:
  Debt issuance costs, less accumulated amortization
   of $574 at 1/29/94 and $506 at 1/30/93...........         1,155         1,223
  Other (Note I)....................................         6,394         2,881
                                                     -------------   -----------
                                                             7,549         4,104
                                                     -------------   -----------
                                                        $2,187,807      $906,062
                                                     =============   ===========

See notes to consolidated financial statements.

- --------------------------------------------------------------------------------

                                                     January 29,    January 30,
                                                         1994           1993
                                                     -------------  ------------
                                                     (In thousands of dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings (Notes C and K)............. $      20,000   $       --
  Accounts payable..................................        26,993        29,571
  Accrued expenses and other liabilities (Notes E
   and J)...........................................        44,917        36,975
  Income taxes (Note F).............................           --          9,231
                                                     -------------   -----------
    TOTAL CURRENT LIABILITIES.......................        91,910        75,777
                                                     -------------   -----------
LONG-TERM LIABILITIES:
  Convertible subordinated debentures (Notes D, K
   and N)...........................................       124,952       124,974
  Deferred income taxes (Note F)....................       600,678        55,196
  Other (Notes I and J).............................         5,704           --
                                                     -------------   -----------
                                                           731,334       180,170
                                                     -------------   -----------
COMMITMENTS AND CONTINGENCIES (NOTES F, G, H AND N)
SHAREHOLDERS' EQUITY (NOTES B, D, E, H AND N):
  Common stock, par value $1 per share; authorized
   80,000,000 shares; issued 46,770,202 shares at
   1/29/94 and 46,769,219 shares at 1/30/93.........        46,770        46,769
  Additional paid-in capital........................        93,973        93,952
  Retained earnings.................................       462,079       509,430
  Unrealized gain on investment in common stock,
   net..............................................       761,777           --
                                                     -------------   -----------
                                                         1,364,599       650,151
  Less, treasury stock - at cost (1,669 shares at
   1/29/94 and 1/30/93).............................            36            36
                                                     -------------   -----------
    TOTAL SHAREHOLDERS' EQUITY......................     1,364,563       650,115
                                                     -------------   -----------
                                                     $   2,187,807   $   906,062
                                                     =============   ===========

See notes to consolidated financial statements.

PETRIE STORES CORPORATION AND SUBSIDIARIES

  CONSOLIDATED OPERATIONS
- --------------------------------------------------------------------------------

                                               For The Years Ended
                                    ---------------------------------------------
                                     January 29,     January 30,     February 1,
                                        1994            1993            1992
                                    -------------   -------------   -------------
                                     (In thousands except per share amounts)
Revenues:
 Net Sales........................  $   1,480,071   $   1,438,160   $   1,354,525
 Other Income.....................          6,563           8,104          10,343
                                    -------------   -------------   -------------
                                        1,486,634       1,446,264       1,364,868
                                    -------------   -------------   -------------
Cost of Goods Sold, Buying and Oc-
 cupancy Costs....................      1,146,969       1,070,478       1,007,224
Selling, General and Administra-
 tive Expenses (Note E)...........        356,566         342,128         321,575
Restructuring Charge (Note J).....         35,000             --              --
Interest Expense..................         11,890          10,616          10,466
                                    -------------   -------------   -------------
                                        1,550,425       1,423,222       1,339,265
                                    -------------   -------------   -------------
(Loss) from Investment in Common
 Stock (Note B)...................        (13,661)            --              --
                                    -------------   -------------   -------------
Earnings (Loss) from Continuing
 Operations Before
 Income Taxes and Cumulative Ef-
 fect of Changes in
 Accounting Principles............        (77,452)         23,042          25,603
                                    -------------   -------------   -------------
Income Taxes (Note F):
 Federal..........................         (5,149)          8,926           8,422
 State and Local..................           (424)          1,445           1,338
 Deferred.........................        (23,196)         (2,171)           (162)
                                    -------------   -------------   -------------
                                          (28,769)          8,200           9,598
                                    -------------   -------------   -------------
Earnings (Loss) before Cumulative
 Effect of Changes in
 Accounting Principles............        (48,683)         14,842          16,005
Cumulative Effect of Changes in
 Accounting for
 Investments and Income Taxes, Net
 (Notes B and F)..................         10,685             --              --
                                    -------------   -------------   -------------
Net Earnings (Loss)...............  $     (37,998)  $      14,842   $      16,005
                                    =============   =============   =============
Earnings (Loss) per Share (Note
 M):
 Earnings (Loss) before Cumulative
  Effect of Changes in Accounting
  Principles......................  $       (1.04)  $         .32   $         .34
 Cumulative Effect of Changes in
  Accounting Principles...........            .23             --              --
                                    -------------   -------------   -------------
 Net Earnings (Loss)..............  $        (.81)  $         .32   $         .34
                                    =============   =============   =============
Weighted Average Number of Shares.         46,768          46,758          46,756
                                    =============   =============   =============

See notes to consolidated financial statements.

PETRIE STORES CORPORATION AND SUBSIDIARIES

  CONSOLIDATED SHAREHOLDERS' EQUITY
- --------------------------------------------------------------------------------
(In thousands of dollars except share amounts)

                                                      Unrealized
                         Common                        Gain on                      Total
                          Stock  Additional           Investment Treasury Stock     Share-
                         ($1 Par  Paid-in   Retained  in Common  ---------------   holders'
                         Value)   Capital   Earnings  Stock, Net Shares   Amount    Equity
                         ------- ---------- --------  ---------- -------  ------  ----------
YEAR ENDED FEBRUARY 1, 1992:
 Balance at beginning of
  year.................. $46,769  $93,924   $497,284   $    --       899   $(20)  $  637,957
 Net earnings for the
  year..................     --       --      16,005        --       --     --        16,005
 Cash dividends on
  common stock -  $.20
  per share.............     --       --      (9,351)       --       --     --        (9,351)
 Acquisition of treasury
  stock.................     --       --         --         --    23,000   (499)        (499)
 Fair market value of
  treasury stock issued
  as compensation.......     --        22        --         --    (7,500)   163          185
                         -------  -------   --------   --------  -------  -----   ----------
 Balance at February 1,
  1992..................  46,769   93,946    503,938        --    16,399   (356)     644,297

YEAR ENDED JANUARY 30, 1993:
 Net earnings for the
  year..................     --       --      14,842        --       --     --        14,842
 Cash dividends on
  common stock - $.20
  per share.............     --       --      (9,350)       --       --     --        (9,350)
 Acquisition of treasury
  stock.................     --       --         --         --     6,784   (151)        (151)
 Fair market value of
  treasury stock issued
  as compensation.......     --         6        --         --   (21,514)   471          477
                         -------  -------   --------   --------  -------  -----   ----------
 Balance at January 30,
  1993..................  46,769   93,952    509,430        --     1,669    (36)     650,115

YEAR ENDED JANUARY 29, 1994:
 Net (loss) for the
  year..................     --       --     (37,998)       --       --     --       (37,998)
 Cash dividends on
  common stock - $.20
  per share.............     --       --      (9,353)       --       --     --        (9,353)
 Shares issued -
   conversion of
  debentures............       1       21        --         --       --     --            22
 Unrealized gain on
  investment in common
  stock, net (Note B)...     --       --         --     761,777      --     --       761,777
                         -------  -------   --------   --------  -------  -----   ----------
 Balance at January 29,
  1994.................. $46,770  $93,973   $462,079   $761,777    1,669  $ (36)  $1,364,563
                         =======  =======   ========   ========  =======  =====   ==========

See notes to consolidated financial statements.

PETRIE STORES CORPORATION AND SUBSIDIARIES

  CONSOLIDATED CASH FLOWS
- --------------------------------------------------------------------------------

                                                     For The Years Ended
                                             -----------------------------------
                                             January 29, January 30, February 1,
                                                1994        1993*       1992*
                                             ----------- ----------- -----------
                                                  (In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)........................   $(37,998)    $14,842    $ 16,005
  Adjustments to reconcile net income
   (loss) to net cash provided by operating
   activities:
    Cumulative effect of changes in ac-
     counting for investments and income
     taxes, net............................    (10,685)        --          --
    Depreciation and amortization of prop-
     erty and equipment....................     56,804      57,803      56,432
    Other amortization.....................      3,208       3,120       3,118
    Loss on disposal of property and equip-
     ment..................................     28,452       6,433       7,627
    Provision for doubtful accounts........      2,244       1,061         986
    Compensation in connection with stock
     options...............................        339       3,386         --
    Fair market value of treasury stock is-
     sued as compensation..................        --          477         185
    Loss from investment in common stock...     13,661         --          --
    (Gain) on sale of investment...........        --          --         (250)
    Deferred income taxes..................    (23,196)     (2,171)       (162)
    Changes in assets and liabilities:
      Decrease (increase) in:
        Accounts receivable................    (27,517)       (811)    (13,525)
        Merchandise inventories............         65     (35,396)    (22,229)
        Prepaid expenses...................      1,158        (821)         37
        Other assets.......................       (113)       (377)       (452)
      Increase (decrease) in:
        Accounts payable...................     (2,578)      2,225      (6,863)
        Accrued expenses and other liabili-
         ties..............................      7,603       2,526       1,120
        Income taxes.......................     (9,231)        134       2,414
        Other long-term liabilities........      2,104         --          --
                                              --------     -------    --------
Net cash provided by operating activities..      4,320      52,431      44,443
                                              --------     -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Additions) to property and equipment....    (63,935)    (73,244)    (47,393)
  Proceeds on disposition of property and
   equipment...............................        802         588         822
  Sale (purchase) of investments...........      5,186      (5,030)        250
                                              --------     -------    --------
Net cash (used in) investing activities....    (57,947)    (77,686)    (46,321)
                                              --------     -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings................     20,000         --          --
  Cash dividends...........................     (9,353)     (9,350)     (9,351)
  Acquisition of treasury stock............        --         (151)       (499)
  Repayment of long-term obligations.......        --          --          (21)
                                              --------     -------    --------
Net cash provided by (used in) financing
 activities................................     10,647      (9,501)     (9,871)
                                              --------     -------    --------
Net (decrease) in cash and short-term in-
 vestments.................................    (42,980)    (34,756)    (11,749)
Cash and short-term investments - beginning
 of year...................................     82,270     117,026     128,775
                                              --------     -------    --------
Cash and short-term investments - end of
 year......................................   $ 39,290     $82,270    $117,026
                                              ========     =======    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW IN-
 FORMATION:
Cash paid during the year for:
  Interest.................................   $ 12,042     $10,701    $ 10,963
  Income taxes.............................   $  7,744     $13,792    $ 13,369

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
$22,000 of Convertible Subordinated Debentures were exchanged for 983 shares of the Company's common stock during the fiscal year ended January 29, 1994.

*Reclassified to conform to 1994 presentation.

See notes to consolidated financial statements.

PETRIE STORES CORPORATION AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions have been eliminated in consolidation.
  Short-term investments consist of commercial paper, government securities, repurchase agreements and other income producing securities of less than ninety days maturity. Amounts invested in a single institution are limited to minimize risk. The Company has not incurred losses related to these investments. These investments are carried at cost plus accrued interest.
  Other investments, amounting to $5,030,000 at January 30, 1993, consisted of a U.S. Treasury Note, due December 31, 1994, with interest at 4.625%, and was carried at cost, which approximated market value. This investment was sold during fiscal 1994 for approximately cost.
  The Company and its subsidiaries operate a chain of women's specialty stores in the United States, Puerto Rico and The U.S. Virgin Islands. The Company (beginning in May 1993) and one of its subsidiaries each grant credit to customers through their own credit card programs. Concentration of credit risk with respect to the Company's trade receivables is limited due to the large number of customers, as well as the Company's stores being located across many different geographic areas. The Company's subsidiary, whose stores are located primarily in the Midwestern section of the country, grants credit to customers, substantially all of whom are local residents. Accounts receivable--trade relates to amounts due from customers, of which approximately $29,000,000 at January 29, 1994 relates to the Company's subsidiary.
  Merchandise inventories are valued at the lower of cost or market as determined by the retail method (average cost basis) and consist of finished goods.
  Store opening costs are charged to earnings in the year the store is opened. Depreciation and amortization of property and equipment are provided by charges to earnings based on the estimated useful lives of the assets, as follows:

BUILDINGS AND IMPROVEMENTS        10-40 years--straight-
                                  line and declining-
                                  balance

LEASEHOLD COSTS AND IMPROVEMENTS  Term of lease or
                                  estimated useful life,
                                  whichever is less--
                                  straight-line

STORE FIXTURES AND EQUIPMENT      3-15 years--straight-line

  The excess of cost over the fair value of net assets acquired is being amortized by the straight-line method over 40 years. Recoverability of goodwill is assessed by management by reviewing the current and expected cash flows of the assets acquired.
  Unamortized debt issuance costs are being amortized by the straight-line method over the term of the debentures.
  Effective January 29, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires the Company's investments in common stock to be classified as either "trading" (securities the Company expects to sell in the near term) or "available for sale" and to be carried at market value with the unrealized gain or loss associated with trading securities to be included in the current year's statement of operations, and the unrealized gain or loss associated with available for sale securities to be presented as a separate component of shareholders' equity, net of applicable deferred taxes (see Note B).
  Effective January 31, 1993, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under this approach, deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax laws. Changes in enacted tax rates will be reflected in the tax provision as they occur (see Note F).
  Effective January 31, 1993, the Company adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 106 requires that

PETRIE STORES CORPORATION AND SUBSIDIARIES

- --------------------------------------------------------------------------------
the projected future cost of providing postretirement benefits, such as healthcare and life insurance, be recognized as an expense as employees render service instead of when benefits are paid, as the Company historically had done (see Note I).

NOTE B--INVESTMENTS IN COMMON STOCK

  Effective January 29, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, investments in common stock, classified as trading securities and included in current assets in the accompanying Consolidated Balance Sheet at January 29, 1994, are being carried at market value of $35,740,000, with the unrealized gain of $13,685,000, net of deferred income taxes of $5,800,000 included in the Consolidated Statement of Operations for the fiscal year ended January 29, 1994 as "Cumulative Effect of Changes in Accounting for Investments and Income Taxes, Net". Investments in common stock classified as available for sale securities are being carried at market value of $1,481,937,000 with the unrealized gain of $1,326,777,000, net of deferred income taxes of $565,000,000, being credited to shareholders' equity at January 29, 1994.
  The Company's investments in common stock consist of the following:
  Toys "R" Us, Inc. ("Toys") (40,402,488 shares--13.95%)--A chain of toy specialty retail stores (see Note N) and Deb Shops, Inc. ("Debs") (2,781,800 shares--17.84%)--a chain of specialty retail stores
  In late May 1993, the Board of Directors authorized appropriate officers of the Company to sell, from time to time, if they consider market conditions suitable, all or a portion of the Company's investment in Debs. The Board also determined that, to the extent the Company realizes losses on the sale of its Debs stock, the Company will sell Toys shares in an amount (currently estimated at approximately 500,000 shares) sufficient to offset such loss. The Company expects such sales to take place in April or May 1994, and these investments are classified as trading securities. The balance of the Toys shares are classified as available for sale securities. The Company wrote down its investment in Debs as of May 1, 1993 to market value pursuant to the provisions of SFAS No. 12, which requires that if there is a change in the classification of a marketable equity security between current and noncurrent portfolios, the security must be transferred between the corresponding portfolios at the lower of cost or market. If the market value is less than cost, the difference must be accounted for as if it were a realized loss. This write-down resulted in a charge to operations of $13,661,000 in the accompanying Consolidated Statement of Operations for the fiscal year ended January 29, 1994.
  The Company accounted for its investment in the common stock of Toys on the equity method of accounting (cost plus its equity in undistributed earnings since dates of acquisition) through April 30, 1988. Equity in net earnings was adjusted for the straight-line amortization over a forty-year period for the difference between the Company's cost over its proportionate share of the net assets at the dates of acquisition. Subsequent to April 30, 1988, its ownership percentage was reduced to approximately 14%. The Company's remaining investment was being reflected by the cost method of accounting, as was its investment in Debs, through the date of its adoption of SFAS No. 115. At January 30, 1993, the unrealized pretax gain on the Company's investments in common stock amounted to approximately $1,387,000,000.

- --------------------------------------------------------------------------------
  Condensed financial information of Toys "R" Us, Inc. is presented below:

                                                    January 29,    January 30,
                                                        1994           1993
                                                    ------------   ------------
                                                    (In thousands of dollars)
Balance sheet data:
 Current assets....................................   $2,708,396     $2,384,508
 Current liabilities...............................    2,075,051      1,587,649
                                                      ----------     ----------
 Working capital...................................      633,345        796,859
 Property and equipment--net (including leased
  property under capital leases)...................    3,184,467      2,803,550
 Other assets......................................      256,746        134,794
 Long-term liabilities and deferred taxes..........     (926,276)      (846,182)
                                                      ----------     ----------
 Shareholders' equity..............................   $3,148,282     $2,889,021
                                                      ==========     ==========
 Petrie Stores Corporation's investment............   $1,499,942     $  157,047
                                                      ==========     ==========

                                                 Fiscal Years Ended
                                         -----------------------------------
                                         January 29, January 30, February 1,
                                            1994        1993        1992
                                         ----------- ----------- -----------
Income statement data:
 Net sales.............................. $7,946,067  $7,169,290  $6,124,209
 Cost of sales..........................  5,494,766   4,968,333   4,286,639
 Net earnings........................... $  482,953  $  437,824  $  339,529

  The Company's equity in undistributed earnings of Toys, net of deferred taxes, included in retained earnings, amounted to $117,636,000 at January 29, 1994, January 30, 1993 and February 1, 1992.

NOTE C--CREDIT AGREEMENT

  As at January 29, 1994, the Company has borrowed $20,000,000 under a short-term borrowing agreement with a broker. Such borrowings are collateralized by certain of the Company's investments in common stock which are held in a margin account with the broker with interest at a floating rate (tied to broker call rates) which has been 5% throughout the current fiscal year. Due to seasonal cash requirements, the Company's short-term borrowings fluctuate during the year. The maximum amount of short-term borrowings outstanding at any month-end was $109,000,000 in fiscal 1994 and $33,100,000 in fiscal 1993, and averaged $30,500,000 and $5,100,000, respectively. The weighted average short-term interest rate was 4.4% for fiscal 1994 and 4.5% for fiscal 1993.

NOTE D--CONVERTIBLE SUBORDINATED DEBENTURES

  The Company's 8% Convertible Subordinated Debentures are due December 2010. The Debentures are convertible at any time prior to maturity into shares of common stock of the Company at a conversion price of $22.125 per share. The Debentures may be redeemed at any time, in whole or in part, at the option of the Company at scheduled redemption prices.
  The Company will pay to a Trustee, on December 15 in each of the years 1996 through 2009, an amount sufficient to redeem $6,250,000 in principal amount of such Debentures. Such mandatory sinking fund payments will be sufficient to retire 70% of the Debentures prior to maturity.
  The Debentures are subordinated to all Senior Indebtedness (as defined) of the Company.

NOTE E--SHAREHOLDERS' EQUITY

  In May 1992, the Shareholders approved the Company's 1992 Stock Option Plan (the "Plan"). The Plan provides that 350,000 shares of common stock of the Company are reserved for issuance upon the exercise of options or stock appreciation rights ("SAR's"), which may be granted to employees of the Company. The options may be either incentive ("ISO") or nonqualified ("NQSO") options. Generally, the exercise price of each ISO under the Plan may not be less than the fair market value of a share of common stock on the date the option is granted and the initial exercise price of each NQSO may not be less than $14.00 per share.
  In August 1992, pursuant to the Plan, the Company granted each of two executive officers and directors of the Company nonqualified stock options in tandem with SAR's to acquire 150,494 shares of common stock at $14 per share (300,988 shares in the aggregate), exercisable until August 2002. The grant of these options resulted in a charge against earnings in fiscal 1993 amounting to approximately $3,400,000, which represented the excess of the market value of the shares at January 30, 1993 over the exercise price of $14 per share. The charge is included under the caption "Selling, General and Administrative Expenses" in the accompanying

PETRIE STORES CORPORATION AND SUBSIDIARIES

- --------------------------------------------------------------------------------
Consolidated Statement of Operations for the fiscal year ended January 30, 1993. These options replaced options that had been granted in November 1982, for a similar amount of shares at the same exercise price, which expired on August 31, 1992. The Company had made no charge to operations in connection with these expired options.
  In April 1993, the two executive officers exercised their stock options and each received approximately $1,900,000 in cash under the stock appreciation right feature of the Plan. The charge against earnings in connection with this Plan amounted to approximately $339,000 in fiscal 1994, which represented the excess of the market value of the shares at the date of exercise over the January 30, 1993 market value. The aforementioned options were the only options granted under this Plan, and, accordingly, there are currently no outstanding stock options.
  There were 49,012 shares available for future option grants at January 30, 1993 and January 29, 1994.

NOTE F--INCOME TAXES

  (a) Effective January 31, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes", resulting in the recording of a deferred tax benefit of $2,800,000 or $.06 per share, which amount represents the decrease in the net deferred tax liability as of such date. Such amount is included in the accompanying Consolidated Statement of Operations for the fiscal year ended January 29, 1994 as "Cumulative Effect of Changes in Accounting for Investments and Income Taxes, Net". The effect of this change on fiscal 1994 earnings
(loss) before cumulative effect of changes in accounting principles was not material. Prior years' financial statements have not been restated to apply the provisions of SFAS No. 109.
  Deferred income taxes, resulting from timing differences in the recognition of income and expense for tax and financial statement purposes, are as follows:

                                                    1994       1993      1992
                                                  ---------  --------  --------
                                                   (In thousands of dollars)
Investments in common stock.....................  $  (5,202) $    --   $  6,058
Difference between tax and book depreciation....     (4,112)   (3,989)   (7,320)
Difference between the tax and book basis of
 certain assets, including those of acquired
 subsidiaries...................................      1,316     1,789       131
Income and expenses reported for tax purposes on
 cash basis ....................................      1,837    (1,185)     (345)
Restructuring charge............................     (8,001)      --        --
Alternative minimum tax credit carryforward.....     (5,518)      --        --
Net operating loss carryforwards................     (1,711)      --        --
General business and other tax credit
 carryforwards..................................     (2,260)      --        --
Undistributed earnings of Puerto Rican
 subsidiaries...................................      1,200     1,200     1,300
Other...........................................       (745)       14        14
                                                  ---------  --------  --------
                                                   $(23,196)  $(2,171) $   (162)
                                                  =========  ========  ========

  (b) The following is a summary of the significant components of the Company's deferred tax liabilities and assets at January 29, 1994 (in thousands of dollars):

Deferred tax liabilities:
 Investments in common stock.........................................  $581,498
 Difference between tax and book depreciation........................    10,040
 Difference between the tax and book basis of certain assets,
  including those of acquired subsidiaries...........................    13,731
 Undistributed earnings of Puerto Rican subsidiaries.................    12,596
 Other...............................................................     2,362
                                                                       --------
 Total...............................................................   620,227
                                                                       --------
Deferred tax assets:
 Merchandise inventories.............................................     4,795
 Restructuring charge................................................     8,001
 Alternative minimum tax credit carryforward.........................     5,518
 Net operating loss and tax credit carryforwards.....................     8,321
 Other...............................................................     3,870
                                                                       --------
                                                                         30,505
Valuation allowance..................................................    (3,500)
                                                                       --------
 Total...............................................................    27,005
                                                                       --------
Net deferred tax liability...........................................  $593,222
                                                                       ========

- --------------------------------------------------------------------------------
  The valuation allowance relates principally to tax credit carryforwards, as well as various states' net operating loss carryforwards. Under the provisions of SFAS No. 109, the valuation allowance has been allocated between current and noncurrent deferred tax assets on a pro-rata basis.
  (c) The effective tax rate for the Company is reconcilable to the federal statutory tax rate as follows:

                                                            1994    1993  1992
                                                            -----   ----  ----
Statutory rate............................................. (35.0)% 34.0% 34.0%
State and local income taxes - net of federal income tax
 benefit...................................................  (5.4)    .9   2.4
Valuation allowance - SFAS
 No. 109...................................................   4.5     --    --
Dividends and tax-free interest............................   (.5)  (3.4) (4.6)
Deferred taxes on undistributed earnings (see Note F(e))...   1.6    5.2   5.1
Expenses producing no tax benefit..........................   1.2    2.2   2.2
Miscellaneous items........................................  (3.5)  (3.3) (1.6)
                                                            -----   ----  ----
                                                            (37.1)% 35.6% 37.5%
                                                            =====   ====  ====

  (d) The Company has approximately a $5,500,000 alternative minimum tax credit carryforward which is not limited by an expiration date, approximately $4,300,000 of general business and other tax credits (expiring in fiscal 1996 to 2009), as well as various state net operating loss carryforwards of approximately $50,000,000 with expiration dates through fiscal 2009.
  (e) A portion of undistributed earnings of Puerto Rican subsidiaries, amounting to approximately $27,300,000 at January 29, 1994, were considered by management to be permanently reinvested; consequently, no provision was made for the taxes which would be withheld by Puerto Rico if these undistributed earnings were remitted to the parent company. Deferred taxes have been provided on the balance of undistributed earnings which management believes are not permanently invested in Puerto Rican subsidiaries.

NOTE G--COMMITMENTS AND CONTINGENCIES

  (a) As at January 29, 1994, the Company and its subsidiaries were committed under operating leases for its stores and warehouse facilities, and equipment leases having initial terms of one year or more expiring on various dates to 2009 with many of the store leases having renewal options for periods of five years or longer. In most instances, these leases provide for additional rentals based on a percentage of sales. Certain leases also provide for additional payments covering real estate taxes, common area charges and other occupancy costs.
  A summary of rental expense under all leases were as follows:

                                                         1994     1993    1992
                                                       -------- -------- -------
                                                       (In thousands of dollars)
Fixed minimum......................................... $ 90,365 $ 82,645 $76,996
Percentage rentals....................................   12,610   12,945  11,045
Equipment rentals.....................................    4,586    4,869   5,140
                                                       -------- -------- -------
                                                       $107,561 $100,459 $93,181
                                                       ======== ======== =======

  Minimum annual lease commitments under noncancelable operating leases are as follows (in thousands of dollars):

   Fiscal Year
    Ending In
   -----------
   1995.................... $ 93,707
   1996....................   86,643
   1997....................   77,814
   1998....................   67,588
   1999....................   60,341
   2000-2009...............  179,867
                            --------
                            $565,960
                            ========

  (b) The Internal Revenue Service ("IRS") has conducted examinations of the Company's federal income tax returns for fiscal 1985 and 1986 and has proposed certain adjustments. The Company strongly disagrees with the proposed adjustments and is currently contesting them in the Appellate Division of the IRS. Although the outcome cannot be predicted with certainty, management believes it has adequately provided for the resolution of this matter, and if any additional amounts were ultimately determined to be due, such amount would not have a material adverse effect on the Company's consolidated financial condition.
  (c) The Company makes payments in the ordinary course of business by means of letters of credit in favor of suppliers. At January 29, 1994, the amount of unused balances of such letters of credit was approximately $22,000,000.
  (d) The Company is from time to time involved in litigation incidental to the conduct of its business. The Company believes that no litigation to which it is a party will have a material adverse effect on its consolidated financial condition.

PETRIE STORES CORPORATION AND SUBSIDIARIES

- --------------------------------------------------------------------------------

NOTE H--EMPLOYEE BENEFIT PLANS

  (a) The Company and a subsidiary have pension plans that cover substantially all full-time employees, except those of G & G Shops, Inc. Benefits under these plans generally are based on the employee's years of service and compensation during the years preceding retirement. The Company's funding policy is to contribute amounts deductible for federal income tax purposes.
  Net periodic pension expense for these plans for fiscal 1994, 1993 and 1992 includes the following components (in thousands of dollars):

                                                       1994     1993     1992
                                                      -------  -------  -------
Service cost for benefits earned during the year..... $ 1,803  $ 1,726  $ 1,631
Interest cost on projected benefit obligation........   3,715    3,610    3,417
Actual return on plan assets.........................  (4,581)  (4,922)  (4,475)
Net amortization and deferral........................   1,402    1,935    1,974
                                                      -------  -------  -------
  Net pension expense................................ $ 2,339  $ 2,349  $ 2,547
                                                      =======  =======  =======

  The funded status of these plans is as follows (in thousands of dollars):

                                                        January 29, January 30,
                                                           1994        1993
                                                        ----------- -----------
Actuarial present value of benefit obligations:
 Vested benefits......................................   $(39,446)   $(34,377)
 Nonvested benefits...................................     (2,237)       (990)
                                                         --------    --------
Accumulated benefit obligation........................    (41,683)    (35,367)
Effect of projected future salary increases...........     (9,886)     (8,310)
                                                         --------    --------
Projected benefit obligation..........................    (51,569)    (43,677)
Fair value of plan assets.............................     48,246      45,088
                                                         --------    --------
Plan assets (less than) in excess of projected benefit
 obligation...........................................     (3,323)      1,411
Unrecognized net loss (gain)..........................      2,542      (2,929)
Unrecognized net (asset) at transition................     (1,551)     (1,781)
Unrecognized prior service cost.......................      5,103       5,982
                                                         --------    --------
Prepaid pension expense...............................   $  2,771    $  2,683
                                                         ========    ========

  Actuarial assumptions used to determine the projected benefit obligation at January 29, 1994 and January 30, 1993 were:

                                                    Company's   Subsidiary's
                                                      Plan          Plan
                                                    ----------  ---------------
                                                    1994  1993   1994     1993
                                                    ----  ----  ------   ------
Assumed discount rate.............................  7.5%  8.5%     7.5%     8.5%
Assumed rate of compensation increase:
 Employees........................................  5.0%  6.0%     5.5%     5.5%
 Executives.......................................  5.0%  6.0%     5.5%     5.5%
Expected rate of return on plan assets............  7.5%  8.5%     7.0%     9.0%

  The Plans' assets are invested primarily in government securities.
  (b) G & G Shops, Inc. has a profit sharing plan which covers substantially all full-time employees. Profit sharing expense was $110,000, $250,000 and $350,000 for the fiscal years ended January 29, 1994, January 30, 1993 and February 1, 1992, respectively.
  (c) Certain of the Company's employees are covered be either of two union sponsored, collectively-bargained, multiemployer, defined benefit pension plans. The Company's contributions to these plans, as determined in accordance with negotiated labor contracts, amounted to $599,000, $563,000 and $584,000 for the fiscal years ended January 29, 1994, January 30, 1993 and February 1, 1992, respectively.
  The Company has been notified by one of the plans ("the Plan") that the Plan has an accumulated funding deficiency and the trustees of the Plan have applied to the IRS for a waiver of the minimum funding standard for each of the plan years ending January 31, 1993 and 1994, and that the approval of such application was uncertain. In the event that the waivers are not granted, the amount of the deficiency plus any penalties would be assessed against the Plan's contributing employers. Information pertaining to the Company's share of this deficiency is not currently available. Provisions of the Multiemployer Pension Plan Amendments Act ("Act") of 1980 require contributing employers to a multiemployer pension plan to pay "withdrawal liability" in the event of "withdrawal" (as defined in the Act) from such plan. The Plan's administrator has estimated that the Company's withdrawal liability would be approximately $4,800,000 calculated as if the Company withdrew from the Plan prior to February 1,

- --------------------------------------------------------------------------------
1993, the latest date for which such information is available. The Company has no current intention of withdrawing from the Plan but is reviewing all its options. In the opinion of management, the resolution of this matter will not have a material adverse effect on the Company's consolidated financial position.
  The Company has not received any information from the other plan's administrator to determine its share, if any, of unfunded vested benefits or its withdrawal liability.
  (d) The Company adopted a voluntary 401(k) savings plan in February 1992, which covers substantially all full-time employees. The Plan was amended in August 1993, whereby the Company makes contributions based on a specified percentage of employee contributions with certain defined limitations. The provision for expense in connection with this plan amounted to approximately $500,000 for the fiscal year ended January 29, 1994. The Company's cash contributions will be invested in accordance with the Plan provisions in common stock of the Company.

NOTE I--POSTRETIREMENT BENEFITS

  Effective January 31, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The adoption of this standard had no material effect on either the Company's operations or financial condition. The Company has elected to amortize the transition obligation amounting to approximately $3,700,000 over a twenty-year period. The unamortized transition obligation of approximately $3,500,000 is included in "Other Assets" and the accumulated postretirement benefit obligation of approximately $3,600,000 is included in "Other Long-term Liabilities" in the accompanying Consolidated Balance Sheet as at January 29, 1994. These postretirement benefits cover a closed group of former employees with no current or future employees being eligible for coverage. The incremental annual expense of accounting for postretirement benefits under the new accounting standard amounted to approximately $100,000 in fiscal 1994. The new accounting method has no effect on the Company's cash outlay.

NOTE J--RESTRUCTURING CHARGE

  In May 1993, the Company implemented a restructuring of its senior management, and, as a result, new management made the decision to adopt a restructuring plan. As part of their review of the Company's operations, management identified approximately 290 stores it expects to close over the next few years. The Company has recorded a restructuring charge amounting to $35,000,000 which relates primarily to the write-down of property and equipment (approximately $27,600,000) and lease settlements (approximately $3,700,000) associated with these expected store closings, with the balance representing severance payments. A restructuring reserve amounting to approximately $4,100,000 is included in "Accrued Expenses and Other Liabilities" in the accompanying Consolidated Balance Sheet as at January 29, 1994. This reserve relates primarily to anticipated lease settlements (approximately $3,200,000) associated with these expected store closings, with the balance representing scheduled severance payments. An additional $2,100,000 relating to severance payments, which are being paid in monthly installments with the final installment projected to be in fiscal 2008, is included in "Other Long-term Liabilities". Through January 29, 1994, 121 of the above-mentioned stores have been closed.

NOTE K--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  In accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", the following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  CASH, SHORT-TERM INVESTMENTS AND SHORT-TERM BORROWINGS
  The carrying amount approximates fair value because of the short maturity of those instruments.

  INVESTMENTS
  The fair value of investments is based on quoted market prices for those investments.

PETRIE STORES CORPORATION AND SUBSIDIARIES

- --------------------------------------------------------------------------------

  CONVERTIBLE SUBORDINATED DEBENTURES
  The fair value of the Company's Convertible Subordinated Debentures is based on the quoted market price of the debentures.
  The estimated fair values of the Company's financial instruments are as follows:

                                            January 29,          January 30,
                                               1994                 1993
                                       --------------------- -------------------
                                        Carrying     Fair    Carrying    Fair
                                         Amount     Value     Amount    Value
                                       ---------- ---------- -------- ----------
                                               (In thousands of dollars)
Cash and short-term investments....... $   39,290 $   39,290 $ 82,270 $   82,270
Investments...........................  1,517,677  1,517,677  196,062  1,583,639
Short-term borrowings.................     20,000     20,000      --         --
Convertible subordinated debentures...    124,952    158,064  124,974    148,719

NOTE L--RELATED PARTY TRANSACTIONS

  Milton Petrie, Chairman of the Board of Directors, maintains an account with the Company from which he regularly makes gifts, including to former employees of the Company, and other payments. Although Mr. Petrie ordinarily prefunded such account, during a recent illness he became indebted to the Company in such account for as much as $1,091,000, substantially all of which was repaid by Mr. Petrie in January 1994 with interest at 5% per annum.

NOTE M--EARNINGS PER SHARE

  Primary earnings per share has been computed based on the weighted average number of shares outstanding. Shares issuable upon the exercise of stock options have not been included in the primary earnings per share computation because the effect of such would not be material or would be anti-dilutive.
  Fully diluted earnings per share has been computed based on the weighted average number of common and common equivalent shares outstanding, assuming exercise of dilutive stock options computed by the treasury stock method and the conversion of the 8% Convertible Subordinated Debentures after elimination of interest (net of taxes) on the convertible debentures. Fully diluted earnings per share are not presented as the effect would be anti-dilutive.
  The number of shares used in the determination of fully diluted earnings per share was as follows:

                                                     Fiscal Years Ended
                                             -----------------------------------
                                             January 29, January 30, February 1,
                                                1994        1993        1992
                                             ----------- ----------- -----------
Weighted average common shares outstanding.  46,768,000  46,758,000  46,756,000
Common shares resulting from:
 Assumed conversion of 8% Convertible
  Subordinated Debentures..................   5,648,000   5,649,000   5,649,000
 Stock options.............................      23,000     134,000     109,000
                                             ----------  ----------  ----------
                                             52,439,000  52,541,000  52,514,000
                                             ==========  ==========  ==========

NOTE N--SUBSEQUENT EVENT

  On April 20, 1994, the Company entered into an acquisition agreement with Toys (see Note B) to exchange all of the approximately 40 million shares of Toys common stock and cash (up to $250 million) for newly issued shares of Toys common stock, less $115 million. Promptly after the closing of the transaction, which is anticipated to occur in the Fall of 1994, the Company will liquidate and distribute to its shareholders all the newly issued Toys common stock, except an amount to be held in a liquidating trust covering the Company's contingent liabilities at the time of the closing.
  The closing of the transaction is conditioned on the Company (i) disposing of its retail operations in a manner to be determined by the Company's Board of Directors and in a form acceptable to Milton Petrie; (ii) receiving from the IRS a ruling that the transaction will be tax free to the Company, its shareholders and Toys; and (iii) reducing its contingent liabilities, including lease guarantees, to less than $200 million.
  The transaction, which may be terminated if it is not consummated by January 28, 1995 (or by November 15, 1994 if either a favorable ruling has not been received by then from the IRS or the

- --------------------------------------------------------------------------------
Company has not adequately reduced its contingent liabilities), is also subject to the approval by holders of two-thirds of the Company's outstanding shares of common stock.
  In connection with the transaction, the Company is obligated to call its 8% Convertible Subordinated Debentures due 2010 (see Note D).
  As of April 20, 1994, the quoted market value of the Company's investment in common stock of Toys decreased approximately $167,000,000 from the carrying amount at January 29, 1994 of $1,499,943,000.

NOTE O--QUARTERLY FINANCIAL DATA (UNAUDITED)
(In thousands of dollars except per share amounts)

FISCAL YEAR ENDED JANUARY 29, 1994:

                                 First        Second       Third     Fourth
                                --------     --------     --------  --------
Net sales...................... $331,782     $362,331     $348,830  $437,128
Cost of goods sold, buying
 and occupancy costs...........  244,823      291,278      267,561   343,307
                                --------     --------     --------  --------
Gross profit................... $ 86,959     $ 71,053     $ 81,269  $ 93,821
                                ========     ========     ========  ========
Other income................... $  1,916     $  1,576     $  1,619  $  1,452
                                ========     ========     ========  ========
(Loss) before cumulative
 effect of changes in
 accounting principles......... $ (6,478)    $(32,395)    $ (5,151) $ (4,659)
                                ========     ========     ========  ========
Net earnings (loss)............ $ (3,678)(1) $(32,395)(2) $ (5,151) $  3,226(3)
                                ========     ========     ========  ========
(Loss) per share before
 cumulative effect of changes
 in accounting principles......    $(.14)       $(.69)       $(.11)    $(.10)
                                   =====        =====        =====     =====
Net earnings (loss) per share..    $(.08)(1)    $(.69)(2)    $(.11)     $.07(3)
                                   =====        =====        =====      ====

FISCAL YEAR ENDED JANUARY 30, 1993:
                                            First    Second   Third     Fourth
                                           -------- -------- --------  --------
Net sales................................. $322,958 $354,978 $332,073  $428,151
Cost of goods sold, buying and occupancy
 costs....................................  234,640  268,628  251,269   315,941
                                           -------- -------- --------  --------
Gross profit.............................. $ 88,318 $ 86,350 $ 80,804  $112,210
                                           ======== ======== ========  ========
Other income.............................. $  2,563 $  2,023 $  1,758  $  1,760
                                           ======== ======== ========  ========
Net earnings (loss)....................... $  6,860 $  1,507 $ (4,349) $ 10,824
                                           ======== ======== ========  ========
Net earnings (loss) per share.............     $.15     $.03    $(.09)     $.23
                                           ======== ======== ========  ========

  (1) The first quarter of fiscal 1994 includes a deferred tax benefit of $2,800,000, or $.06 per share, as a result of the adoption of SFAS No. 109, "Accounting for Income Taxes". In addition, the quarter was adversely affected by the write-down of the Company's carrying value of its investment in Debs, amounting to $8,261,000 (net), or $.18 per share, after taxes.
  (2) The second quarter of fiscal 1994 includes a restructuring charge amounting to $20,383,000 (net), or $.44 per share, after taxes.
  (3) The fourth quarter of fiscal 1994 includes a net gain of $7,885,000, or $.17 per share, after taxes as a result of the adoption of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". A decrease in the Company's annual effective tax rate reduced fourth quarter earnings by $.04 per share and was associated with prior quarters.

                                                                      SCHEDULE I
PETRIE STORES CORPORATION AND SUBSIDIARIES

                   MARKETABLE SECURITIES -- OTHER INVESTMENTS

                                JANUARY 29, 1994
- --------------------------------------------------------------------------------

                           (In thousands of dollars)

        Column A             Column B      Column C    Column D         Column E
        --------         ---------------- ---------- ------------- ------------------
                                                                    Amount at Which
                                                                     Each Portfolio
                         Number of Shares                          of Equity Security
                                or                                  Issues and Each
                             Units --                Market Value    Other Security
                             Principal               of Each Issue   Issue Carried
   Name of Issuer and    Amount of Bonds   Cost of    at Balance     in the Balance
  Title of Each Issue       and Notes     Each Issue  Sheet Date       Sheet (1)
  -------------------    ---------------- ---------- ------------- ------------------
INVESTMENTS IN COMMON
 STOCK
CURRENT:
  Toys "R" Us, Inc......    485,000 shs.   $   325    $   18,006       $   18,006
  Deb Shops, Inc........  2,781,800 shs.    33,985        17,734           17,734
                                           -------    ----------       ----------
    TOTAL INVESTMENTS IN
     COMMON STOCK--
     CURRENT............                    34,310        35,740           35,740
NONCURRENT:
  Toys "R" Us, Inc...... 39,917,488 shs.    26,881     1,481,937        1,481,937
                                           -------    ----------       ----------
    TOTAL INVESTMENTS IN
     COMMON STOCK.......                   $61,191    $1,517,677       $1,517,677
                                           =======    ==========       ==========

- ------
(1) Effective January 29, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, investments in common stock are being carried at market value.

                                                                     SCHEDULE II
PETRIE STORES CORPORATION AND SUBSIDIARIES

     AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS AND
                      EMPLOYEES OTHER THAN RELATED PARTIES

                      FOR THE YEAR ENDED JANUARY 29, 1994
- --------------------------------------------------------------------------------

                           (In thousands of dollars)

    Column A                            Column B  Column C   Column D   Column E
    --------                        ------------ --------- ---------- ----------
                                      Balance at                      Balance At
                                    Beginning of                          End of
    Description                           Period Additions Deductions     Period
    -----------                     ------------ --------- ---------- ----------
Milton Petrie......................     $57       $3,785     $3,825      $17
                                        ===       ======     ======      ===

Amounts due from Milton Petrie, Chairman of the Board of Directors of the Company, represents advances made with no specific repayments terms, inclusive of interest at 5% per annum.

Columns D(2) and E(2) are not applicable.

                                                                      SCHEDULE V
PETRIE STORES CORPORATION AND SUBSIDIARIES
                             PROPERTY AND EQUIPMENT

  FOR THE YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993 AND FEBRUARY 1, 1992
- --------------------------------------------------------------------------------

                           (In thousands of dollars)

            Column A                Column B   Column C   Column D    Column F
            --------              ------------ --------- ----------- ----------
                                   Balance at                        Balance at
                                  Beginning of Additions               End of
         Classification              Period     at Cost  Retirements   Period
         --------------           ------------ --------- ----------- ----------
YEAR ENDED JANUARY 29, 1994:
  Land...........................   $  2,777    $   --    $    --     $  2,777
  Buildings and improvements.....     15,069      1,088        --       16,157
  Leasehold costs and
   improvements..................    341,786     26,393     66,342     301,837
  Store fixtures and equipment...    306,952     36,454     56,793     286,613
                                    --------    -------   --------    --------
                                    $666,584    $63,935   $123,135    $607,384
                                    ========    =======   ========    ========
YEAR ENDED JANUARY 30, 1993:
  Land...........................   $  2,777    $   --    $    --     $  2,777
  Buildings and improvements.....     14,717        352        --       15,069
  Leasehold costs and
   improvements..................    320,655     33,728     12,597     341,786
  Store fixtures and equipment...    280,084     39,164     12,296     306,952
  Equipment under capital lease..      1,246        --       1,246         --
                                    --------    -------   --------    --------
                                    $619,479    $73,244   $ 26,139    $666,584
                                    ========    =======   ========    ========
YEAR ENDED FEBRUARY 1, 1992:
  Land...........................   $  2,777    $   --    $    --     $  2,777
  Buildings and improvements.....     14,717        --         --       14,717
  Leasehold costs and
   improvements..................    315,681     20,206     15,232     320,655
  Store fixtures and equipment...    266,328     27,187     13,431     280,084
  Equipment under capital lease..      1,246        --         --        1,246
                                    --------    -------   --------    --------
                                    $600,749    $47,393   $ 28,663    $619,479
                                    ========    =======   ========    ========

Column E not applicable.

                                                                     SCHEDULE VI
PETRIE STORES CORPORATION AND SUBSIDIARIES
      ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

  FOR THE YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993 AND FEBRUARY 1, 1992
- --------------------------------------------------------------------------------

                           (In thousands of dollars)

            Column A               Column B    Column C   Column D    Column F
            --------             ------------ ---------- ----------- ----------
                                              Additions
                                  Balance at  Charged to             Balance at
                                 Beginning of Costs and                End of
          Description               Period     Expenses  Retirements   Period
          -----------            ------------ ---------- ----------- ----------
YEAR ENDED JANUARY 29, 1994:
  Buildings and improvements....   $  3,800    $   514     $   --     $  4,314
  Leasehold costs and
   improvements.................    207,292     27,335      50,879     183,748
  Store fixtures and equipment..    165,394     28,955      43,002     151,347
                                   --------    -------     -------    --------
                                   $376,486    $56,804     $93,881    $339,409
                                   ========    =======     =======    ========
YEAR ENDED JANUARY 30, 1993:
  Buildings and improvements....   $  3,352    $   448     $   --     $  3,800
  Leasehold costs and
   improvements.................    187,338     29,121       9,167     207,292
  Store fixtures and equipment..    145,865     28,234       8,705     165,394
  Equipment under capital lease.      1,246        --        1,246         --
                                   --------    -------     -------    --------
                                   $337,801    $57,803     $19,118    $376,486
                                   ========    =======     =======    ========
YEAR ENDED FEBRUARY 1, 1992:
  Buildings and improvements....   $  2,934    $   418     $   --     $  3,352
  Leasehold costs and
   improvements.................    169,058     29,231      10,951     187,338
  Store fixtures and equipment..    128,345     26,783       9,263     145,865
  Equipment under capital lease.      1,246        --          --        1,246
                                   --------    -------     -------    --------
                                   $301,583    $56,432     $20,214    $337,801
                                   ========    =======     =======    ========

Column E not applicable.

                                                                   SCHEDULE VIII
PETRIE STORES CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

  FOR THE YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993 AND FEBRUARY 1, 1992
- --------------------------------------------------------------------------------

                           (In thousands of dollars)

         Column A             Column B    Column C   Column D    Column E
         --------           ------------ ---------- ----------- ----------
                                         Additions
                                         ----------
                                            (1)
                             Balance at  Charged to             Balance at
                            Beginning of Costs and                End of
       Description             Period     Expenses  Deductions*   Period
       -----------          ------------ ---------- ----------- ----------
ALLOWANCE FOR DOUBTFUL AC-
 COUNTS:
  Year ended January 29,
   1994...................     $1,365      $2,244     $1,159      $2,450
                               ======      ======     ======      ======
  Year ended January 30,
   1993...................     $1,215      $1,061     $  911      $1,365
                               ======      ======     ======      ======
  Year ended February 1,
   1992...................     $1,215      $  986     $  986      $1,215
                               ======      ======     ======      ======

- ------
* Write-offs of specific uncollectible accounts.

Column C(2) not applicable.

                                 EXHIBIT INDEX

                                                                           PAGE
 EXHIBIT                                                                   NO.
 -------                                                                   ----
   3.1   Restated Certificate of Incorporation of the Company, as
          amended to date (incorporated herein by reference to Exhibit
          3.1 to the Company's Annual Report on Form 10-K for the year ended January 31, 1986).
   3.2   By-laws of the Company (incorporated by reference to Exhibit
          3.2 to the Company's Annual Report on Form 10-K for the year ended January 30, 1993).
   3.3   Amendments to the By-laws of the Company.
   4.1   Form of Indenture dated as of August 15, 1985 between the
          Company and the Trustee with respect to the 8% Convertible
          Subordinated Debentures due 2010 (incorporated herein by
          reference to Exhibit 4(a) to the Company's Registration
          Statement No. 2-99517 on Form S-3 dated August 7, 1985).
   4.2   Form of 8% Convertible Subordinated Debenture due 2010 of the
          Company (incorporated herein by reference to Exhibit 4(b) to
          Amendment No. 1 to the Company's Registration Statement No. 2-
          99517 on Form S-3 dated August 15, 1985).
  10.1   Employment Agreement dated August 6, 1985 between the Company and Jay Galin (the "Galin Agreement") (incorporated herein by reference to Exhibit 28(b) to Amendment No. 1 to the Company's
          Registration Statement No. 2-99517 on Form S-3 dated August
          15, 1985).
  10.2   Amendment dated December 14, 1988 to the Galin Agreement
          (incorporated herein by reference to Exhibit 10.2 to the
          Company's Annual Report on Form 10-K for the year ended
          January 28, 1989).
  10.3   Amendment dated April 10, 1992 to the Galin Agreement
          (incorporated herein by reference to Exhibit 10.3 to the
          Company's Annual Report on Form 10-K for the year ended
          February 1, 1992).
  10.4   Amendment dated August 19, 1992 to the Galin Agreement
          (incorporated herein by reference to Exhibit 10.4 to the
          Company's Annual Report on Form 10-K for the year ended
          January 30, 1993).
  10.5   Employment Agreement dated as of July 1, 1992 between the
          Company and Peter A. Left (incorporated herein by reference to
          Exhibit 10.5 to the Company's Annual Report on Form 10-K for
          the year ended January 30, 1993).
  10.6   Employment Agreement dated as of July 1, 1992 between the
          Company and Daniel Maresca (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K
          for the year ended January 30, 1993).
  10.7   Employment Agreement dated as of July 1, 1992 between the
          Company and Jean Roberts (incorporated by reference to Exhibit
          10.7 to the Company's Annual Report on Form 10-K for the year ended January 30, 1993).
  10.8   Employment Agreement dated as of July 1, 1992 between the
          Company and Hilda Kirschbaum Gerstein (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on
          Form 10-K for the year ended January 30, 1993).
  10.9   Employment Agreement dated as of July 1, 1992 between the
          Company and Dorothy Fink Stern (incorporated herein by
          reference to Exhibit 10.9 to the Company's Annual Report on
          Form 10-K for the year ended January 30, 1993).

                                                                           PAGE
 EXHIBIT                                                                   NO.
 -------                                                                   ----
  10.10  Employment Agreement dated as of July 1, 1992 between the
          Company and Allan Laufgraben (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K
          for the year ended January 30, 1993).
  10.10  1992 Stock Option Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement dated May 5, 1992, for its annual meeting held on May 28, 1992) (incorporated herein by reference to Exhibit A to the Company's Proxy Statement dated
          May 5, 1992, for its annual meeting held on May 28, 1992).
  10.11  Acquisition Agreement dated April 20, 1994 between the Company and Toys "R" Us, Inc. (incorporated herein by reference to
          Exhibit 10.1 to the Company's Current Report on Form 8-K,
          dated April 20, 1994).
  10.12  Employment Agreement dated as of November 4, 1993 between the
          Company and Richard Pesce.
  10.13  Employment Agreement dated as of July 31, 1993 between the
          Company and Jeffrey Zelenko.
  21.1   List of subsidiaries.