Form 10-Q
period 1994-04-30
PETRIE STORES CORP
filed 1994-06-14
CIK 77808

SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended April 30, 1994	                Commission File Number 1-6166


                            PETRIE STORES CORPORATION

            (Exact Name of Registrant as specified in its Charter)


		    New York		                                        36-2137966
(State of Incorporation)		                (I.R.S. Employer Identification No.)


	70 Enterprise Avenue
	Secaucus, New Jersey			                                  07094
	(Address of principal		                                (Zip Code)
	executive offices)

	(201) 866-3600		       	                                 NONE
                                                          ____
	(Registrant's Telephone Number)		              Former name, former address
                                                and former	fiscal year,
                                                if changed since last report.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	                    YES  X	                 NO  _
                          -


Number of shares outstanding at April 30, 1994, 46,768,984 shares, $1.00 par value, common stock.

                   PETRIE STORES CORPORATION AND SUBSIDIARIES

                                   INDEX



                                                                    PAGE NO.
                                                                    ________

Part I - Financial Information (Unaudited):

			     Consolidated Balance Sheets
	       April 30, 1994  and January 29, 1994....................	  	3 & 4 of 12

	       Consolidated Operations - Three Months
	       Ended April 30, 1994  and May 1, 1993...................	     		5 of 12

	       Consolidated Additional Paid-In Capital and Consolidated
	       Retained Earnings - Three Months	Ended April 30, 1994...		      6 of 12

	       Consolidated Cash Flows - Three Months
	       Ended April 30, 1994 and May 1, 1993....................		      7 of 12

	       Notes...................................................	      	8 of 12

			     Management's Discussion and Analysis of Financial
	       Condition and Results of Operations.....................   9 & 10 of 12

Part II - Other Information.....................................	     	11 of 12

Signature.......................................................     		11 of 12

Exhibits:

	       Exhibit A - Independent Accountants' Report -
        David Berdon & Co....................................... 		    12 of 12

                     PETRIE  STORES CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                            ___________________________
                             (In thousands of dollars)


							                                                April 30,  	January 29,
							                                                  1994		       1994
                                                         ____         ____
ASSETS     		                                         (Unaudited)

Current Assets:

			Cash and short-term investments................		$	27,749        	$	39,290
			Investments in common stock (Note 2)...........		 	19,012		         35,740
			Accounts receivable:
				Trade, less allowance for doubtful accounts of
				$2,450........................................		  49,204	          49,999
 			Other.........................................		 	11,247          	13,745
			Merchandise inventories........................		 232,691	         187,627
	  Prepaid expenses............................... 	 	10,913	           6,887
	  Deferred income taxes..........................		   7,456	           7,456
                                                     _______          _______
										TOTAL CURRENT ASSETS....................	 	358,272	         340,744
                                                     _______          _______
Investments:

			Investments in common stock (Notes 2 and 3)....		1,379,924	      1,481,937
                                                    _________       _________
Property and Equipment, at Cost:

			Land...........................................		    2,777	         2,777
	  Buildings and improvements.....................		   16,361	        16,157
	  Leasehold costs, improvements, store fixtures
 		and equipment..................................	  	610,924	       588,450
                                                      _______        _______
				                                                  630,062	       607,384
	  Less accumulated depreciation and amortization.		  353,471	       339,409
                                                      _______        _______
				                                                  276,591       	267,975
                                                      _______        _______

Excess of Cost Over the Fair Value of Net Assets
Acquired,
			Less accumulated amortization of $28,911 at
			4/30/94	and $28,176 at 1/29/94.................		   88,867	 	      89,602
                                                       ______         ______

Other Assets:

			Debt issuance costs, less accumulated
			amortization of $591 at 4/30/94 and $574 at
			1/29/94........................................    		1,138	         1,155
	  Other..........................................      6,429	         6,394
                                                        _____          _____
				                                                    7,567	         7,549
                                                        _____          _____
				                                              $	2,111,221	   $	2,187,807
                                                    =========      =========

See notes to consolidated financial statements.

                    PETRIE STORES CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                            ___________________________
                             (In thousands of dollars)


					                                                 April 30,  	January 29,
					                                                   1994		       1994
                                                        ____         ____
                                                     (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

			Short-term borrowings............................		$	50,000	      $	20,000
	  Accounts payable.................................		 	27,819		       26,993
	  Accrued expenses and other liabilities...........			 40,891	     	  44,917
                                                       _______         ______
		      TOTAL CURRENT LIABILITIES...................		 118,710	 	      91,910
                                                       _______         ______

Long-Term Liabilities:

			Convertible subordinated debentures..............  	124,942	       124,952
	  Deferred income taxes (Note 2)...................		 560,826	       600,678
	  Other............................................ 	   5,504	         5,704
                                                       _______        _______
			                                                    691,272	       731,334
                                                       _______        _______

Shareholders' Equity:

			Common stock, par value $1 per share: authorized
			80,000,000 shares;	issued 46,770,653 shares at
			4/30/94 and 46,770,202 shares at 1/29/94.........  		46,771	        46,770
	  Additional paid-in capital.......................		  93,982        	93,973
	  Retained earnings................................			460,643	       462,079
	  Unrealized gain on investment in common stock,
			net (Note 2).....................................		 699,879	       761,777
                                                     _________      _________
				                                                 1,301,275     	1,364,599

Less:
	Treasury stock - at cost (1,669 shares)............        36	            36
                                                      ________       ________
						TOTAL SHAREHOLDERS' EQUITY....................	1,301,239	     1,364,563
                                                     _________      _________
			                                               	$	2,111,221   	$	2,187,807
                                                     =========      =========







See notes to consolidated financial statements.

																			PETRIE STORES CORPORATION AND SUBSIDIARIES
							                   CONSOLIDATED OPERATIONS
                                (Unaudited)
                                ___________
                  (In thousands except per share amounts)

	                                                      Three Months Ended
                                                       ------------------

	                                                       April 30,	  May 1,
	                                                         1994	     1993
                                                          ----      ----
Revenues:
			Net Sales..........................................		$	337,525	$	331,782
	  Other Income.......................................			   1,278		   1,916
                                                          -------   -------
			                                                       338,803	 	333,698
                                                          -------   -------
Cost of Goods Sold, Buying and Occupancy Costs........		 	247,318	 	244,823
Selling, General and Administrative Expenses.......... 	 		85,471	  	83,199
Nonrecurring Expenses (Note 3)........................		   	1,300	       	0
Interest Expense......................................			   2,937		   2,615
                                                           ------    ------
			                                                       337,026	 	330,637
                                                          -------   -------

(Loss) from Investment in Common Stock................ 			      0		 (13,661)
                                                          -------   --------
Earnings (Loss) from Continuing Operations Before
Income Taxes and Cumulative Effect of Accounting
Change for Income Taxes...............................      1,777 		(10,600)
                                                          -------   --------

Income Taxes:
			Federal............................................	       620	     	604
	  State and Local....................................	     		107	     	244
	  Deferred...........................................		      148	 	 (4,970)
                                                           ------    ------
			                                                           875		  (4,122)
                                                           ------    -------
Earnings (Loss) before Cumulative Effect of Accounting
Change for Income Taxes...............................		     	902	  	(6,478)
Cumulative Effect of Accounting Change for Income
Taxes.................................................          0		   2,800
                                                              ---     -----
Net Earnings (Loss)...................................		$	    902 	$ (3,678)
                                                             ====     =====
Earnings (Loss)  per Share (Note 4):
  Earnings (Loss) before Cumulative Effect of Accounting
  Change for Income Taxes.............................			$	    .02 $	  (.14)
	  Cumulative Effect of Accounting Change for Income
   Taxes..............................................           0		    .06
	  Net Earnings (Loss)................................			$	    .02		$	 (.08)
                                                               ====    ====
Dividends Per Share...................................	 	$	    .05		$   .05
                                                               ====    ====
Weighted Average Number of Shares.....................		 	  46,769	  46,768
                                                            ======   ======


See notes to consolidated financial statements.

                    PETRIE STORES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED ADDITIONAL PAID-IN CAPITAL
                                   (Unaudited)
                                   -----------
                            (In thousands of dollars)



Balance January 30, 1994..........................................	$ 	93,973

Conversion of debentures..........................................	        9
                                                                      ------
Balance April 30, 1994............................................	$	 93,982
                                                                      ======




                       PETRIE STORES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED RETAINED EARNINGS
                                     (Unaudited)
                                     -----------
                             (In thousands of dollars)


Balance January 30, 1994.........................................		$	462,079

Net income for the three months ended April 30, 1994.............	     	 902

Cash dividends on common stock...................................     (2,338)
                                                                     --------
Balance April 30, 1994...........................................		$	460,643
                                                                     =======










See notes to consolidated financial statements.

                         PETRIE STORES CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED CASH FLOWS
                                      (Unaudited)
                                      -----------
                               (In thousands of dollars)

					                                                    Three Months Ended

						                                                    April 30,	 	May 1,
 				                                                       1994			   1993
Cash flows from operating activities:                       ----      ----
   Net income (loss).....................................		$	902	  $	(3,678)
	  Adjustments to reconcile net income (loss) to net
   cash (used in) operating activities:
			 Depreciation and amortization of property and
    equipment............................................ 14,062	    15,138
			 Other amortization...................................		  772	       781
			 Compensation in connection with stock options........	    	0       	339
			 Loss from investment in common stock.................		    0	    13,661
			 Deferred taxes.......................................	  	148	    (4,970)
			 Cumulative effect of accounting change for income
    taxes................................................		    0	    (2,800)
			 Changes in assets and liabilities:
				 Decrease (increase) in:
					  Accounts receivable................................		3,293    	3,265
					  Merchandise inventories............................(45,064)	 (48,000)
					  Prepaid expenses...................................	(4,026)	   1,301
					  Other assets.......................................	  	(55)  	(3,747)
				 Increase (decrease) in:
					  Accounts payable...................................	  	826	    5,915
				  	Accrued expenses and other liabilities.............	(4,026)   	1,020
					  Income taxes.......................................	    	0	     (510)
				  	Other long-term liabilities........................   (200)	   3,702
			  Proceeds from sale of investment in common stock -
     trading securities...................................	16,843	        0
                                                           ------    ------
Net cash (used in) operating activities...................(16,525)	 (18,583)
                                                           ------    ------
Cash flows from investing activities:
   Additions to property and equipment....................	(22,678)	(18,463)
                                                           -------  -------
Cash flows from financing activities:
   Net short-term borrowings..............................		30,000	       0
	  Cash dividends.........................................  (2,338)	  (2,338)
                                                             -----     -----
Net cash provided by (used in) financing activities.......	 27,662	   (2,338)
                                                            ------     -----
Net (decrease) in cash and short-term investments.........	(11,541)	 (39,384)
Cash and short-term investments - beginning of period.....  39,290    82,270
                                                            ------    ------
Cash and short-term investments - end of period...........	$27,749	 $ 42,886
                                                            ======    ======
Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest...............................................	$   	30	 $    	98
	  Income taxes...........................................	$	  202	 $	 1,377



Supplemental disclosure of noncash investing and financing activities:
$10,000 of Convertible Subordinated Debentures were exchanged for 451 shares of the Company's common stock during the quarter ended April 30, 1994.

See notes to consolidated financial statements.

                        PETRIE STORES CORPORATION AND SUBSIDIARIES
                        ------------------------------------------
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
- - ------
     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 30, 1994 and the results of operations and cash flows for the three months ended April 30, 1994 and May 1, 1993.
     The results of operations for the three months ended April 30, 1994 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Investments in Common Stock
- - ------------------------------------
     At April 30, 1994, the Company's investment in common stock consists of Toys "R" Us, Inc. ("Toys") (40,402,488 shares - 14.05%) - A chain of toy specialty retail stores. Effective January 29, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, investments in common stock, classified as trading securities and included in current assets in the accompanying Consolidated Balance Sheet at April 30, 1994, are being carried at market value. Investments in common stock classified as available for sale securities are being carried at market value of $1,379,924,000 with the unrealized gain of $1,224,879,000 net of deferred income taxes of $525,000,000 included in shareholders' equity at April 30, 1994. At January 29, 1994 the unrealized gain amounted to $1,326,777,000 net of deferred income taxes of $565,000,000 was credited to shareholders' equity.

Note 3 - Nonrecurring Expenses
- - ------------------------------
     Nonrecurring expenses relate primarily to legal and real estate consulting expenses incurred in connection with the acquisition agreement entered into with Toys in April 1994. This agreement provides for the exchange of approximately 40 million shares of Toys common stock and cash (up to $250 million) for newly issued shares of Toys common stock, less $115 million. The closing of the transaction is subject to certain conditions as set forth in the agreement.

Note 4- Earnings Per Share
- - --------------------------
     Primary earnings per share has been computed based on the weighted average number of shares outstanding.
     Fully diluted earnings per share has been computed based on the weighted average number of common and common equivalent shares outstanding assuming exercise of dilutive stock options computed by the treasury stock method and the conversion of the 8% Convertible Subordinated Debentures after elimination of interest (net of taxes) on the convertible debentures. Fully diluted earnings per share are not presented for the three months ended April 30, 1994 and three months ended May 1, 1993 as the effect would be anti-dilutive. Weighted average number of shares for computing fully diluted earnings per share was 52,416,000 for the three months ended April 30, 1994 and 52,509,000 for the three months ended May 1, 1993.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- - -----------------------------------------------------------------------
OF OPERATIONS
- - -------------
Revenues
- - --------
     Net sales increased $5,743,000 (1.7%) for the three months ended April 30, 1994 as compared to the corresponding period last year. This increase was due to an increase in non comparable store sales of approximately $8,000,000 offset by a decrease of $2,500,000 (.8%) in comparable store sales.
     Other income decreased $638,000 for the three months ended April 30, 1994 as compared to the corresponding period last year due to a decrease in temporary investments.

Cost of Goods Sold, Buying and Occupancy Costs (CGS)
- - ----------------------------------------------------
     As a percentage of sales, CGS decreased approximately .5% for the three-month period ended April 30, 1994 as compared to the corresponding period last year primarily due to a .4% decrease in buying and distribution costs and a .1% increase in gross margin as a result of an improved initial mark up partially offset by an increase in markdowns.

Selling, General & Administrative Expenses (S,G&A)
- - -------------------------------------------------
     S,G&A as a percentage of sales increased approximately .2% for the three-month period ended April 30, 1994 as compared to the corresponding period last year primarily due to an increase of .4% in payroll and employee related costs, offset by a decrease of .1% in depreciation expense.

Nonrecurring Expenses
- - ---------------------
     Nonrecurring expenses relate primarily to legal and real estate consulting expenses in connection with the acquisition agreement with Toys (See Note 3).

Interest Expense
- - ----------------
     Interest expense relates primarily to the 8% Convertible Subordinated
Debentures.   The increase in interest expense during the three months ended
April 30, 1994 is due to interest expense associated with the Company's short-term borrowings.

(Loss) From Investment in Common Stock
- - --------------------------------------
     The loss from investment in common stock for the three months ended May 1, 1993 represents the write-down of the Company's investment in Deb Shops, Inc. ("Debs") to market value as of May 1, 1993.

Income Taxes
- - ------------
     The provision for income taxes as a percentage of earnings (loss) before income taxes increased 10.4% for the three-month period ended
April 30, 1994 as compared to the corresponding period last year primarily due to an increase in expenses producing no tax benefit.


Cumulative Effect of Accounting Change for Income Taxes
- - -------------------------------------------------------
     Effective January 31, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which resulted in a deferred tax benefit of $2,800,000, or $.06 per share for the three months ended May 1, 1993.

Restructuring
- - -------------
     In connection with the Company's restructuring plan adopted in fiscal 1994, the Company closed 16 stores in the first quarter of the current fiscal year. The only significant cost savings during the three months ended April 30, 1994 due to the restructuring was a reduction in depreciation expense of approximately $1,100,000 primarily as a result of the elimination of depreciation expense associated with the stores that have not yet been closed as of April 30, 1994.

Liquidity and Capital Resources
- - -------------------------------
     The Company continues to be in a strong financial position. Among the Company's sources of liquidity are its cash and temporary investments, its Toys "R" Us, Inc. ("Toys") common stock, its ability to obtain financing and preferred stock issuances. Pursuant to the acquisition agreement with Toys the Company has restricted its ability to sell shares of Toys common stock to 4,000,000 shares and has restricted its ability to pledge such shares in connection with borrowings to $175,000,000 in secured borrowings. As of April 30, 1994 the Company had $50,000,000 outstanding under a short-term borrowing agreement with a broker. These borrowings were used for capital expenditures, inventory and general working capital requirements. The Company has $107,500,000 in lines of credit available, principally for establishing letters of credit with its suppliers.
     The Company's holdings in Debs were sold in early April 1994 for approximately $16,800,000 with the proceeds used to reduce short-term borrowings. The Company sold a small portion of its holdings in Toys during June 1994 for approximately $19,200,000 to offset the loss from the sale of Debs stock, with the proceeds from this sale also used to reduce short-term borrowings. Such Toys shares were included in Current Assets under the caption " Investments in Common Stock" in the accompanying Consolidated Balance Sheet at April 30, 1994.
     The Company's merchandise inventories are historically lower at the end of its fiscal year as compared to the end of its first quarter due to the seasonal nature of the Company's business.
     The Company has budgeted approximately $45,000,000 for capital expenditures during fiscal 1995, which includes approximately $13,000,000 for new Point of Sale Registers and associated technology. The funds are being provided by working capital and short-term borrowing arrangements.
     In connection with its Convertible Subordinated Debentures, the Company is obligated to call such debentures pursuant to the acquisition agreement with Toys.
     The following items measure the Company's ability to meet its short-term obligations:

				                         April 30, 1994	     January 29, 1994
                             --------------      ----------------
Working capital	              $239,562,000	        $248,834,000
Current ratio		                    3.0		               3.7


*Working capital consists of current assets less current liabilities. The Company's current ratio has decreased but management believes this will not affect the Company's borrowing capacity.

See the Statements of Consolidated Cash Flows for an analysis of the sources and uses of funds for the three months ended April 30, 1994 as compared to the corresponding period last year.

                              PART II - OTHER INFORMATION
                              ---------------------------

Item 6 - Exhibits and Reports on Form 8-K
     (b) During the three months ended April 30, 1994 the Company filed a Form 8-K on April 22, 1994 and a Form 8-K/A on April 27, 1994. These filings refer to the acquisition agreement between the Company and Toys "R" Us, Inc.


                                      SIGNATURE
                                      ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


		                                             PETRIE STORES CORPORATION
			                                                  (registrant)





	                                             	/S/       Peter A. Left
                                               ------------------------
June 14, 1994                                  BY Peter A. Left, Vice Chairman,
                                               Chief Operating	Officer,
                                               Chief Financial Officer
                                               and Secretary.

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------

To The Board of Directors
Petrie Stores Corporation

     We have reviewed the accompanying consolidated balance sheet of Petrie Stores Corporation and subsidiaries as of April 30, 1994 and the related consolidated statements of operations and cash flows for the three-month periods ended April 30, 1994 and May 1, 1993, and the consolidated statements of additional paid-in capital and retained earnings for the three months ended April 30, 1994. These financial statements are the responsibility of the company's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as at January 29, 1994 (presented herein), and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report, dated March 24, 1994, we expressed an unqualified opinion on those consolidated financial statements.


	                                            David Berdon & Co.
	                                            Certified Public Accountants

New York, New York
June 8, 1994