Form 10-Q
period 1994-07-30
PETRIE STORES CORP
filed 1994-09-13
CIK 77808

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C.  20549


                                     FORM 10-Q


                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                      OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended July 30, 1994	                  Commission File Number 1-6166


                             PETRIE STORES CORPORATION

              (Exact Name of Registrant as specified in its Charter)

		      New York		                                    36-2137966
(State of Incorporation)	                 (I.R.S. Employer Identification No.)

	70 Enterprise Avenue
	Secaucus, New Jersey			                                  07094
	(Address of principal		                               (Zip Code)
	executive offices)

	(201) 866-3600		       	                                 NONE
                                                          ----
	(Registrant's Telephone Number)		             Former name, former address
                                               and former	fiscal year, if
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


	                    YES  X                  NO  _
                          -


Number of shares outstanding at July 30, 1994, 46,774,900 shares, $1.00 par value, common stock.




                                     1 0f 13

                     PETRIE STORES CORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                PAGE NO.
                                                                --------
Part I - Financial Information (Unaudited):

			      Consolidated Balance Sheets
         July 30, 1994 and January 29, 1994	...................  3 & 4 of 13

	        Consolidated Operations - Three Months and Six Months
         Ended July 30, 1994 and July 31, 1993................ 	   	5 of 13

	        Consolidated Additional Paid-In Capital and
         Consolidated Retained Earnings - Six  Months
	        Ended July 30, 1994..................................  		  6 of 13

			      Consolidated Cash Flows - Six  Months
         Ended July 30, 1994 and July 31, 1993................      7 of 13

	        Notes................................................		8 & 9 of 13

		       	Management's Discussion and Analysis of Financial
	         Condition and Results of Operations.................10 & 11 of 13

Part II - Other Information...................................	   	12 of 13

Signature.....................................................     12 of 13

Exhibits:

          Exhibit A - Independent Accountants' Report -
          David Berdon & Co...................................     13 of 13


                                     2 of 13

                     PETRIE  STORES CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                            ---------------------------
                             (In thousands of dollars)



						                                                 July 30,    January 29,
							                                                 1994		        1994
                                                        ----          ----
ASSETS				                                           (Unaudited)

Current Assets:

	 Cash and short-term investments..................		  $ 27,336      $ 39,290
  Investments in common stock (Note 2)............. 		        0		      35,740
	 Accounts receivable:
		 Trade, less allowance for doubtful accounts of
    $2,450.........................................	    	53,194	       49,999
	  Other...........................................			   11,677        13,745
	 Merchandise inventories..........................	  	 231,762       187,627
	 Prepaid expenses and sundry receivables	.........      19,101	        6,887
	 Deferred income taxes............................ 		    7,456	        7,456
                                                        ------        ------
		     TOTAL CURRENT ASSETS........................     350,526       340,744
                                                        -------       -------
Investments:

	 Investments in common stock (Notes 2 and 3)......		 1,369,961     1,481,937
                                                      ---------     ---------

Property and Equipment, at Cost:

	 Land.............................................    	  2,777        2,777
	 Buildings and improvements.......................	  	  16,398	      16,157
	 Leasehold costs, improvements, store fixtures and
   equipment.......................................	    617,211      588,450
                                                        -------      -------
				                                                    636,386      607,384
	 Less accumulated depreciation and amortization...	    366,875      339,409
                                                        -------      -------
                                                        269,511      267,975
                                                        -------      -------
Excess of Cost Over the Fair Value of Net
 Assets Acquired,
	 Less accumulated amortization of $29,646 at
   7/30/94 and $28,176 at 1/29/94..................		    88,132	      89,602
                                                         ------       ------
Other Assets:

	 Debt issuance costs, less accumulated amortization
   of $608 at 7/30/94 and $574 at 1/29/94...........      1,121        1,155
	 Other............................................. 		   6,369        6,394
                                                          -----        -----
				                                                      7,490	       7,549
                                                          -----        -----
				                                                 $2,085,620   $2,187,807
                                                      =========    =========

See notes to consolidated financial statements.
                                    3 of 13

                    PETRIE STORES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                           (In thousands of dollars)

				                                                   July 30,  	 January 29,
				 	                                                   1994	        1994
                                                         ----         ----
                                                      (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

	 Short-term borrowings.............................. 		$ 46,477     $ 20,000
	 Accounts payable...................................   		37,468		     26,993
	 Accrued expenses and other liabilities.............		   38,536       44,917
                                                          ------       ------
			    TOTAL CURRENT LIABILITIES		                       122,481	      91,910
                                                         -------       ------

Long-Term Liabilities:

	 Convertible subordinated debentures................	 	 124,811      124,952
	 Deferred income taxes (Note 2).....................		  554,708      600,678
	 Other.............................................. 	    5,384        5,704
                                                         -------      -------
			                                                      684,903	     731,334
                                                         -------      -------

Commitments and Contingencies (Note 5)

Shareholders' Equity:

	 Common stock, par value $1 per share: authorized
   80,000,000	shares, issued 46,776,569 shares at
   7/30/94 and 46,770,202 shares at 1/29/94.........   		46,777        46,770
	 Additional paid-in capital........................		   94,107        93,973
	 Retained earnings.................................			 443,457       462,079
	 Unrealized gain on investment in common stock,
   net (Note 2).....................................	   693,931       761,777
                                                        -------       -------
				                                                  1,278,272     1,364,599

Less:
	 Treasury stock - at cost (1,669 shares)...........		       36            36
                                                      ---------      --------
       TOTAL SHAREHOLDERS' EQUITY...................		1,278,236     1,364,563
                                                      ---------     ---------
				                                                 $2,085,620    $2,187,807
                                                      =========     =========

See notes to consolidated financial statements.

                                        4 of 13

                     PETRIE STORES CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED OPERATIONS
                                   (UNAUDITED)
                                   -----------
                      (In thousands except per share amounts)

			                                   Three Months Ended    Six Months Ended
                                      ------------------    ----------------
				                                 July 30,   July 31,   July 30,  July 31,
	                                      1994       1993      1994      1993
                                       ----       ----      ----      ----
Revenues:
	 Net Sales.................... 		   $360,387  $362,331    $697,912  $694,113
	 Other Income.................		       1,168	    1,576	      2,446	    3,492
                                      -------   -------     -------   -------
		                                    361,555 	 363,907 	   700,358   697,605
                                      ------    -------     -------   -------
Cost of Goods Sold, Buying and
 Occupancy Costs...............  		   292,730   291,278     540,048   536,101
Selling, General and
 Administrative Expenses.......		      89,104  	 90,571     174,575   173,770
Interest Expense...............		       2,765	    2,685	      5,702	    5,300
Nonrecurring Expenses (Note 3).		       1,972         0	      3,272         0
Restructuring Charge........... 		          0	   35,000	          0	   35,000
                                        -----    ------       -----    ------
		                                    386,571	  419,534 	   723,597	  750,171
                                      -------   -------     -------   -------

(Loss) from Investment in Common
 Stock..........................		          0         0	          0	 (13,661)
                                      -------    ------     -------   --------
(Loss) from Continuing Operations
 Before Income Taxes and
 Cumulative Effect of Accounting
 Change	for Income Taxes........	     (25,016)   (55,627)    (23,239) (66,227)
                                      -------    -------     -------  -------
Income Taxes:
 	Federal.......................  		   (6,317)   (10,647)     (5,697) (10,043)
	 State and Local...............		     (1,530)    (2,285)     (1,423)  (2,041)
	 Deferred......................		     (2,324)   (10,300)	    (2,176) (15,270)
                                       -------   --------     ------- --------
		                                     (10,171)  (23,232)	    (9,296) (27,354)
                                       --------  --------     ------- --------

(Loss) before Cumulative Effect
 of Accounting	Change for Income
 Taxes..........................     		(14,845)  (32,395)    (13,943) (38,873)
Cumulative Effect of Accounting
 Change for Income	Taxes........ 		          0	        0	          0	   2,800
                                       -------   -------      ------   ------
Net (Loss)......................      $(14,845) $(32,395)   $(13,943)$(36,073)
                                        =======  =======      ======   ======
Earnings (Loss) per Share
 (Note 4):
  (Loss) before Cumulative Effect
   of Accounting	Change for Income
   Taxes.........................	       $(.32)    $(.69)      $(.30)   $(.83)
	 Cumulative Effect of Accounting
   Change for Income Taxes.......		          0	        0	          0	     .06
                                          ----      ----        ----     ----
	 Net (Loss).....................		      $(.32)    $(.69)      $(.30)   $(.77)
                                         =====     =====       =====    =====
Dividends Per Share..............	        $.05	     $.05	       $.10   	 $.10
                                         =====     =====       =====    =====
Weighted Average Number of Shares		     46,774    46,768      46,772 	 46,768
                                        ======    ======      ======   ======

See notes to consolidated financial statements.
                                             5 of 13

                        PETRIE STORES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED ADDITIONAL PAID-IN CAPITAL
                                      (Unaudited)
                                      -----------
                                (In thousands of dollars)


Balance January 30, 1994...................................    $  93,973

Conversion of debentures...................................  	      134
                                                                 ------
Balance July 30, 1994......................................	   $ 94,107
                                                                 ======









                      PETRIE STORES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED RETAINED EARNINGS
                                     (Unaudited)
                                     -----------
                             (In thousands of dollars)


Balance January 30, 1994......................................		$  462,079

Net (loss) for the six months ended July 30, 1994.............   		(13,943)

Cash dividends on common stock................................  		  (4,679)
                                                                   -------
Balance July 30, 1994.........................................		$  443,457
                                                                   =======











See notes to consolidated financial statements.


                                            6 of 13

                     PETRIE STORES CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CASH FLOWS
                                   (Unaudited)
                                   -----------
                            (In thousands of dollars)

					                                                  Six Months Ended
                                                       ----------------
			                                            		July 30,       	    July 31,
					                                             1994    	            1993
                                                  ----                 ----

Cash flows from operating activities:
	Net (loss).................................		$ (13,943)           $ (36,073)
	Adjustments to reconcile net (loss) to net
  cash (used in) operating	activities:
			Depreciation and amortization of property
    and equipment...........................	    27,466               30,549
			Other amortization.......................		    1,562                1,562
			Loss on disposal of property and equipment 		      0               23,625
			Compensation in connection with stock
    options.................................	         	0                 339
			Loss from investment in common stock.....		         0              13,661
			Deferred taxes...........................		    (2,176)            (15,270)
			Cumulative effect of accounting change for
    income taxes............................	          0              (2,800)
			Changes in assets and liabilities:
				(Increase) in:
					Accounts receivable....................		     (1,127)            (8,421)
     Merchandise inventories................	     (44,135)           (59,322)
					Prepaid expenses and sundry receivables		    (12,214)            (3,986)
					Other assets...........................		        (33)            (3,739)
				Increase (decrease) in:
					Accounts payable.......................		     10,475             15,527
					Accrued expenses and other liabilities.		     (6,381)             2,486
					Income taxes...........................		          0             (9,231)
					Other long-term liabilities............		       (320)	            3,702
		Proceeds from sale of investment in common
   stock-trading securities.................		     36,076	                 0
                                                   ------              -----
Net cash (used in) operating activities.....	      (4,750)           (47,391)
                                                   ------             ------
Cash flows from investing activities:
	Additions to property and equipment........		    (29,002)           (35,141)
	Sale of investments........................ 		         0              5,254
                                                   ------             ------
Net cash (used in) investing activities.....		    (29,002)           (29,887)
                                                  -------            --------
Cash flows from financing activities:
	Net short-term borrowings..................		     26,477             15,000
	Cash dividends.............................		     (4,679)	           (4,676)
                                                   ------             ------
Net cash provided by financing activities...		     21,798	            10,324
                                                   ------             ------
Net (decrease) in cash and short-term
 investments................................		    (11,954)           (66,954)
Cash and short-term investments - beginning
 of period..................................       39,290             82,270
                                                   ------             ------
Cash and short-term investments - end of
 period.....................................		   $	27,336    	      $ 15,316
                                                   ======             ======

Supplemental disclosures of cash flow
 information:
Cash paid during the period for:
	Interest................................... 		  $  5,077            $ 5,221
	Income taxes...............................		   $  1,158            		6,010


Supplemental disclosure of noncash investing and financing activities:
$141,000 of Convertible Subordinated Debentures were exchanged for 6,367 shares of the Company's common stock during the six months ended July 30, 1994.

See notes to consolidated financial statements.
                                          7 of 13

                        PETRIE STORES CORPORATION AND SUBSIDIARIES
                        ------------------------------------------
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1
- - -----
   In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 30, 1994 and the results of operations for the three and six months ended July 30, 1994 and July 31, 1993 and cash flows for the six months ended
July 30, 1994 and July 31, 1993.
   The results of operations for the six months ended July 30, 1994 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Investments in Common Stock
- - ------------------------------------
   At July 30, 1994, the Company's investment in common stock consists of Toys "R" Us, Inc. ("Toys") (39,853,403 shares - 13.99%) - A chain of toy specialty retail stores. Effective January 29, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, investments in common stock classified as available for sale securities are being carried at market value of $1,369,961,000 with the unrealized gain of $693,931,000 ($1,214,931,000 less deferred income taxes of $521,000,000) included in shareholders' equity at July 30, 1994.
At January 29, 1994, the unrealized gain of $761,777,000 ($1,326,777,000 less deferred income taxes of $565,000,000) was credited to shareholders' equity.

Note 3 - Nonrecurring Expenses
- - ------------------------------
   Nonrecurring expenses relate primarily to legal and real estate consulting expenses incurred in connection with the acquisition agreement entered into with Toys in April 1994 (See Note 5).

Note 4 - Earnings (Loss) Per Share
- - ----------------------------------
   Primary earnings (loss) per share has been computed based on the weighted average number of shares outstanding.
   Fully diluted earnings per share has been computed based on the weighted average number of common and common equivalent shares outstanding assuming exercise of dilutive stock options computed by the treasury stock method and the conversion of the 8% Convertible Subordinated Debentures after elimination of interest (net of taxes) on the convertible debentures. Fully diluted earnings per share are not presented for the three months and six months ended July 30, 1994 and three months and six months ended July 31, 1993 as the effect would be anti-dilutive. Weighted average number of shares for computing fully diluted earnings per share was as follows:

 		           Three Months Ended	              Six  Months Ended
              ------------------               -----------------
       July 30, 1994	    July 31, 1993	    July 30, 1994	   July 31, 1993
       -------------    -------------     -------------    -------------
         52,414,000	     	52,416,000	         52,411,000		   52,463,000


Note 5 - Commitments and Contingencies
- - ---------------------------------------
	  On August 23, 1994, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with an investor group ("Buyer"). Pursuant to the Stock Purchase Agreement, Buyer will purchase the shares of common stock (the "Stock Purchase") in a Delaware subsidiary of the Company ("Retail Holding Company"), to which all of the retail operations of the Company will have been transferred prior to the closing date of the Stock Purchase.
The purchase price will be $190 million in cash (the "Purchase Price").
The closing of the Stock Purchase is conditioned upon, among other things, the closing of the Company's share exchange transaction with Toys "R" Us, Inc. ("Toys"), pursuant to an Acquisition Agreement between the Company and Toys, dated as of April 20, 1994 (the "Toys Agreement"). The Toys Agreement provides that the Company will transfer all of the common stock, par value
$.10 per share, of Toys ("Toys Shares") held by the Company and its subsidiaries and cash to Toys in exchange for Toys Shares with an equivalent value, less approximately $115 million. The closing of the transaction with Toys is conditioned upon, among other things, the disposition of the Company's retail operations in a manner to be determined by the Company's
Board of Directors and the Company receiving a private letter ruling from the Internal Revenue Service to the effect that the transactions contemplated by the Toys Agreement will not give rise to the recognition by the Company, its shareholders or Toys of a material amount of taxable income (the "IRS Ruling"). The Company does not have sufficient information available to determine if it is probable that it will receive a favorable IRS Ruling.
The Company's

                                     8 of 13
obligations under both agreements are also conditioned upon, among other things, the Company reducing its contingent liabilities, primarily retail lease guarantees, to less than $200 million and the approval of the transactions contemplated by both agreements by the holders of two-thirds of the Company's outstanding common shares. As part of the Stock Purchase, Buyer will assume a substantial portion of the Company's liabilities and the Company will retain certain contingent liabilities. Promptly after the closing of the transaction with Toys and the Stock Purchase, the Company will liquidate and distribute to its shareholders all of the Toys Shares received in the exchange, except an amount to be held in a liquidating trust to cover the Company's contingent liabilities at the closing of the
Toys transaction. The Buyer's obligations to close the Stock Purchase are conditioned upon, among other things, its receipt of financing and the Company's receipt of sufficient consents from landlords. The Stock Purchase may be terminated if it is not consummated by January 31, 1995.
   If the above-mentioned transactions do occur, the result would be the
complete liquidation and dissolution of the Company,   through the
establishment of the Liquidating Trust and the distribution to the Company's shareholders of Toys common stock received by the Company in the Exchange, and pro rata interests in the Liquidating Trust. These transactions will be recorded as a dividend and result in a reduction in the equity of the Company to zero. In addition, at such time, when it becomes probable that these transactions will occur, the Company would recognize a loss on the disposition of its retail operations based upon the difference between the consideration received on the sale and the carrying value of such retail operations. The loss is currently estimated to be approximately $400 million.

                                      9 of 13

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

Revenues
- - -------
	  Net sales decreased $1,944,000 (.5%) and increased $3,799,000 (.5%) for the three-month and six-month periods ended July 30, 1994 as compared to the corresponding periods last year. The decrease for the three-month period was due to a decrease in comparable store sales of approximately $5,000,000
(1.5%) offset by an increase in non comparable store sales of approximately $3,100,000. The increase for the six-month period was due to an increase in non comparable store sales of approximately $11,300,000 offset by a decrease of $7,500,000 (1.2%) in comparable store sales.
	  Other income decreased $408,000 and $1,046,000 for the three-month and six-month periods ended July 30, 1994 as compared to the corresponding periods last year due to a decrease in temporary investments.

Cost of Goods Sold, Buying and Occupancy Costs (CGS)
- - ----------------------------------------------------
	  As a percentage of sales, CGS increased .8% for the three-month period ended July 30, 1994 as compared to the corresponding period last year primarily due to a 1.6% decrease in gross margin, offset by a .3% decrease in occupancy costs and a .4% decrease in buying and distribution costs.
	  As a percentage of sales, CGS increased .2% for the six-month period ended July 30, 1994 as compared to the corresponding period last year primarily due to a .7% decrease in gross margin as a result of increased markdowns, offset by a .1% decrease in occupancy costs and a .4% decrease in buying and distribution costs.

Selling, General & Administrative Expenses (S,G&A)
- - --------------------------------------------------
	  S,G&A as a percentage of sales decreased .3% for the three-month period ended July 30, 1994 as compared to the corresponding period last year primarily due to a decrease of .2% in costs associated with store closings, a decrease of .2% in depreciation, a decrease of .2% in costs associated with processing the Company's private label credit cards and a decrease of .2% in various costs in servicing the stores offset by an increase of .6% in payroll and employee related costs.
	  S,G&A as a percentage of sales was approximately the same for the six-month period ended July 30, 1994 as compared to the corresponding period last year.
An increase of .5% in payroll and employee related costs was offset by a decrease of .1% in depreciation, a decrease of .1% in costs associated with store closings and a  decrease of .2% in costs associated with processing the Company's private label credit cards.

Interest Expense
- - ----------------
	  Interest expense relates primarily to the 8% Convertible Subordinated Debentures. The increase in interest expense during the three-month and six-month periods ended July 30, 1994 as compared to the corresponding periods last year is due to interest expense associated with the Company's short-term borrowings.

Nonrecurring Expenses
- - ---------------------
	  Nonrecurring expenses relate primarily to legal and real estate consulting expenses in connection with the acquisition agreement with Toys (See Notes 3 and 5).

Restructuring Charge
- - --------------------
	 As part of the Company's review of its operations in fiscal 1994, management had identified approximately 290 stores it expected to close over the next few years. The restructuring charge of $35,000,000 related primarily to the write-down of fixed assets and lease settlements associated with these expected store closings over the next few years. In connection with this restructuring plan, the Company closed 41 stores during the six-month period ended July 30, 1994. Costs in connection with these stores along with severance payments made during the six months ended July 30, 1994 accounts for approximately $4,500,000 of the original $35,000,000 restructuring provision. The remaining restructuring provision for stores not yet closed and severance payments not yet due amount to approximately $18,500,000 as of July 30, 1994. The only significant cost savings due to the restructuring was a reduction in depreciation expense for the three-month and six-month periods ended July 30, 1994 of approximately $1,300,000 and $2,300,000, respectively as a result of the elimination of depreciation expense associated with the stores that have not yet been closed as of July 30, 1994.

(Loss) From Investment in Common Stock
- - --------------------------------------
	  The loss from investment in common stock represents the write-down of the
Company's investment in Deb Shops, Inc. ("Debs") to market value as of
May 1, 1993.

Income Taxes
- - ------------
	  The provision for income taxes as a percentage of (loss) before income taxes decreased for the three-month and six-month periods ended July 30, 1994 as compared to the corresponding periods last year primarily due to an increase in expenses producing no tax benefit.

                                       10 of 13

Cumulative Effect of Accounting Change for Income Taxes
- - -------------------------------------------------------
	  Effective January 31, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which resulted in a deferred tax benefit of $2,800,000, or $.06 per share for the six months ended July 31, 1993.

Liquidity and Capital Resources
- - -------------------------------
	  Pursuant to the acquisition agreement with Toys the Company has restricted its ability to sell shares of Toys common stock to 4,000,000 shares and has restricted its ability to pledge such shares in connection with borrowings to $175,000,000 in secured borrowings. Pursuant to the stock purchase agreement with the investor group, the Company has agreed to maximum monthly working capital borrowings under a short-term agreement with a
broker.   These maximum monthly borrowings range from $10,000,000 to
$150,000,000.  As of July 30, 1994 the Company had $46,477,000 outstanding under this short-term borrowing agreement. These borrowings were used for capital expenditures, inventory and general working capital requirements. The Company has $72,500,000 in lines of credit available, principally for establishing letters of credit with its suppliers. The Company believes that the foregoing arrangements will be adequate for the cash needs of the
Company to fund operations, capital expenditures and dividends during the balance of the current fiscal year.
	  The Company's holdings in Debs were sold in early April 1994 for approximately $16,800,000 and it also sold a small portion of its holdings in Toys during June 1994 for approximately $19,200,000 to offset the loss from the sale of Debs stock, with the proceeds from these sales used to reduce short-term borrowings.
   The decreases in investment in common stock classified as available for sale securities, deferred income taxes and unrealized gain on investment in common stock, net from January 29, 1994 is the result of the decrease in
the market value per share of Toys.   The  Company's merchandise inventories
are historically lower at the end of its fiscal year as compared to the end of its second quarter due to the seasonal nature of the Company's business.
	  The Company has budgeted approximately $45,000,000 for capital expenditures during fiscal 1995 which includes approximately $13,000,000 for new Point of Sale Registers and associated technology. The funds will be provided by working capital and short-term borrowing arrangements.
	  In connection with its Convertible Subordinated Debentures, the Company is obligated to call such debentures pursuant to the acquisition agreement with Toys.
	  The following items measure the Company's ability to meet its short-term obligations:



				                         July 30, 1994             January 29, 1994
                             -------------             ----------------
Working capital*	            $228,045,000                 $248,834,000
Current ratio		                   2.9		                         3.7


*Working capital consists of current assets less current liabilities. The Company's current ratio has decreased as a result of the Company's loss for the six months ended July 30, 1994.

See the Consolidated Statements of Cash Flows for an analysis of the sources and uses of funds for the six months ended July 30, 1994 as compared to the corresponding period last year.






                                       11 of 13

                            PART II - OTHER INFORMATION
                            ---------------------------

Item 6 - Exhibits and Reports on Form 8-K
	        (b) There were no reports on Form 8-K filed during the three months ended July 30, 1994.
             - There was a Form 8-K filed on August 23, 1994 regarding the stock purchase agreement the Company entered into with an investment group.



                                     SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


		                                           PETRIE STORES CORPORATION
                                             -------------------------
			                                                (registrant)





September 12, 1994	                             /S/      Peter A. Left
                                                ----------------------------
		                                              BY Peter A. Left, Vice
                                                Chairman, Chief Operating
		                                              Officer, Chief Financial
                                                Officer and Secretary.




                                    12 of 13

                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------

To The Board of Directors
Petrie Stores Corporation

	  We have reviewed the accompanying consolidated balance sheet of Petrie Stores Corporation and subsidiaries as of July 30, 1994 and the related consolidated statements of operations for the three-month and the six-month periods ended July 30, 1994 and July 31, 1993, and the consolidated statements of cash flows for the six month periods ended July 30, 1994 and July 31, 1993, and the consolidated statements of additional paid-in capital and retained earnings for the six months ended July 30, 1994. These financial statements are the responsibility of the company's management.

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

	  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as at January 29, 1994  (presented herein), and the related consolidated statements of earnings, shareholders'
equity and cash flows for the year then ended (not presented herein), and in our report, dated March 24, 1994, we expressed an unqualified opinion on those consolidated financial statements.


	                                             David Berdon & Co.
	                                             Certified Public Accountants



New York, New York
September 9, 1994
                                  13 of 13