Form 10-Q/A
period 1994-07-30
PETRIE STORES CORP
filed 1994-12-08
CIK 77808

                       SECURITIES AND EXCHANGE COMMISSION


                           WASHINGTON, D.C.  20549


                                 FORM 10-Q/A


                                AMENDMENT NO. 1


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


                                                                      PAGE NO.
                                                                      -------

Part I - Financial Information (Unaudited):

			Consolidated Balance Sheets
  	July 30, 1994 and January 29, 1994......................................

  	Consolidated Operations - Three Months and Six Months
  	Ended July 30, 1994 and July 31, 1993...................................

  	Consolidated Additional Paid-In Capital and Consolidated
   Retained Earnings - Six  Months Ended July 30, 1994.....................

  	Consolidated Cash Flows - Six Months	Ended July 30, 1994
   and July 31, 1993.......................................................

  	Notes...................................................................

			Management's Discussion and Analysis of Financial
  	Condition and Results of Operations.....................................


Part II - Other Information


   Signature...............................................................



Exhibits:



  	Exhibit A - Independent Accountants' Report - David Berdon & Co.	.......

  	Exhibit 27 - Financial Data Schedule

                        PART II - OTHER INFORMATION
                        ---------------------------


Item 6 - Exhibits and Reports on Form 8-K

  	(b) There were no reports on Form 8-K filed during the six months ended July 30, 1994.
      	- There was a Form 8-K filed on August 23, 1994 regarding the stock purchase agreement the Company entered into with an investment group.




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



                                              		PETRIE STORES CORPORATION
                                                -------------------------
                                                    			(registrant)







December 8, 1994                                     /S/  PETER A. LEFT
                             	________________________________________________
                            		BY Peter A. Left, Vice Chairman, Chief Operating
                             	Officer, Chief Financial Officer and Secretary.