Form 10-Q
period 1994-10-29
PETRIE STORES CORP
filed 1994-12-15
CIK 77808

SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)


                       OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended October 29, 1994	              Commission File Number 1-6166


                             PETRIE STORES CORPORATION

              (Exact Name of Registrant as specified in its Charter)

		     New York		                                      36-2137966
(State of Incorporation)                 	(I.R.S. Employer Identification No.)


70 Enterprise Avenue
Secaucus, New Jersey
(Address of principal                                    07094
 executive offices)
                                   		                  (Zip Code)


(201) 866-3600
Registrant's Telephone Number)
             	                                             NONE
                                                           ----
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


	                           YES  X         NO  _
                                 -


Number of shares outstanding at October 29, 1994, 46,848,848 shares, $1.00 par value, common stock.

                    PETRIE STORES CORPORATION AND SUBSIDIARIES

                                     INDEX


                                                                    PAGE NO.
                                                                    --------

Part I - Financial Information (Unaudited):

			      Consolidated Balance Sheets
         October 29, 1994 and January 29, 1994...................	3 & 4 of 12

	        Consolidated Operations - Three Months and Nine Months
	        Ended October 29, 1994 and October 30, 1993.............   		5 of 12

	        Consolidated Additional Paid-In Capital and Consolidated
         Retained Earnings - Nine  Months Ended October 29, 1994.	    6 of 12

		      	Consolidated Cash Flows - Nine Months
        	Ended October 29, 1994 and October 30, 1993.............	 	  7 of 12

	        Notes..............................................		8, 9 & 10 of 12

			      Management's Discussion and Analysis of Financial
 	       Condition and Results of Operations.....................	 	 11 of 12

Part II - Other Information......................................  		12 of 12

Signature........................................................	  	12 of 12

Exhibit:

	      Exhibit 27 - Financial Data Schedule

                  PETRIE  STORES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                          (In thousands of dollars)



					                                                	October 29, 	January 29,
							                                                  1994		      1994
                                                         ----        ----
ASSETS				                                            (Unaudited)

Current Assets:

	Cash and short-term investment.......................	$	      0	   $ 39,290
 Investments in common stock  (Note  2 )..............	        0	     35,740
	Accounts receivable:
		Trade, less allowance for doubtful accounts of $2,450 	      0	     49,999
	 Other................................................		      0	     13,745
	Merchandise inventories...............................	      	0	    187,627
	Prepaid expenses  and sundry receivables..............	      	0	      6,887
 Deferred income taxes.................................	       0       7,456
 Net assets of discontinued operations.................  177,500           0
                                                         -------     -------
 		TOTAL CURRENT ASSETS................................ 	177,500	    340,744
                                                         -------     -------

Investments:

	Investments in common stock (Note 2)..................1,529,374 	 1,481,937

Property and Equipment, at Cost:

	Land..................................................	       0       2,777
	Buildings and improvements............................	      	0	     16,157
	Leasehold costs, improvements, store fixtures and
  equipment............................................		      0    	588,450
                                                           -----     -------
      			                                                    	 0	    607,384

Less accumulated depreciation and amortization.........        0    	339,409
                                                           -----     -------
				                                                           0	    267,975
                                                           -----     -------
Excess of Cost Over the Fair Value of Net Assets Acquired,
	Less accumulated amortization of $28,176................		    0      89,602
                                                           -----     -------

Other Assets:

	Debt issuance costs, less accumulated amortization of
  $626 at	10/29/94 and $574 at 1/29/94....................	1,103     	 1,155
	Other.................................................... 		  0	      6,394
                                                           -----       -----
				                                                       1,103	      7,549
                                                          ------       -----
				                                                 $	1,707,977	$	2,187,807
                                                       =========   =========
See notes to consolidated financial statements.

                    PETRIE STORES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                           (In thousands of dollars)

				                                                October 29,  	 January 29,
				                                                   	1994	         1994
                                                        ----          ----
                                                    (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

	Short-term borrowings............................ 		 $	      0	    $ 	20,000
	Accounts payable.................................	          	0		      26,993
	Accrued expenses and other liabilities...........		      3,728		      44,917
	   		TOTAL CURRENT LIABILITIES...................		      3,728	       91,910

Long-Term Liabilities:

	Convertible subordinated debentures..............	 	   123,566      	124,952
	Deferred income taxes (Note 2)...................	    	601,015      	600,678
	Other............................................ 	          0	        5,704
                                                        -------       -------
			                                                     724,581       731,334

Commitments and Contingencies (Note 5)

Shareholders' Equity:

	 Common stock, par value $1 per share: authorized
    80,000,000	shares, issued 46,850,517 shares at
    10/29/94 and 46,770,202 shares at 1/29/94.....		     46,851	       46,770
	 Additional paid-in capital......................	     	95,730       	93,973
	 Retained earnings...............................    			47,544	      462,079
	 Unrealized gain on investment in common stock,
   net (Note  2)..................................	    	789,579 	     761,777
                                                        -------       -------
				                                                    979,704	    1,364,599
Less:
	 Treasury stock - at cost (1,669 shares).........		         36            36
                                                        -------     ---------
			       TOTAL SHAREHOLDERS' EQUITY..............		    979,668	    1,364,563
                                                        -------     ---------
                                                				$	1,707,977  	$	2,187,807
                                                      =========     =========

                    PETRIE STORES CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED OPERATIONS
                                 (UNAUDITED)
                                 -----------
                    (In thousands except per share amounts)

			                                   Three Months Ended	    Nine Months Ended
                                      ------------------     -----------------
		                               		October 29,	October 30, 	October 29, 	October 30,
	                                     1994       	1993 	         1994	       1993
Interest Expense:                 	$	(2,492)	 $	(2,516)	      $	(7,524)  	$	(7,549)
                                     ------     ------         -------    --------
Loss from continuing operations
 before income taxes...........	    	(2,492)		 (2,516)		        (7,524)		   (7,549)
 Income taxes..................		         0	 		   581 		         2,013 		    2,994
	Loss from continuing operations     (2,492)		 (1,935)		        (5,511)	    (4,555)

Loss from discontinued operations,
 net of income taxes............ 	  (32,083)   (3,216)        	(43,007) 	  (39,469)

Loss on disposal of discontinued
 operations.....................	 	(358,996)        0 	       (358,996)	         0
                                   --------     -----         ---------     ------
		                                 (391,079)  	(3,216)	       (402,003)	    (39,469)

Cumulative effect of accounting
 change for income taxes........  		      0	        0 	              0	       2,800
                                    -------     -----           ------        -----
           Net Loss.............		$(393,571)		$	(5,151)		    $(407,514) 	 	$(41,224)
                                  =========    =======        ========      =======

Earnings Loss per share:
	Loss from continuing operations		$  	(0.05)	 $	 (0.04)	       $	(0.12)	   $	 (0.10)
	Loss from discontinued
  operations.....................    	(0.69)    	(0.07)	         (0.92)	      (0.84)
	Loss on disposal of discontinued
  operations.....................	   	(7.67)     	0.00	          (7.67)	       0.00
	Cumulative effect of accounting
  change for income taxes........	    	0.00	      0.00           	0.00    	    0.06
	Net loss........................	 	$	(8.41)	 $ 	(0.11)       	$	(8.71)	    $	(0.88)
                                      =====      =====           =====        =====

Dividends Per Share..............		 $	 0.05	  $	  0.05        	$	 0.15	     $	 0.15
                                       ====       ====            ====         ====
Weighted Average Number of Shares		  46,792	    46,768	         46,792	      46,768
                                     ======     ======          ======       ======


                         PETRIE STORES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED ADDITIONAL PAID-IN CAPITAL
                                        (Unaudited)
                                         ---------
                                 (In thousands of dollars)


Balance January 30, 1994.....................................      	$		93,973

Conversion of debentures.....................................		         1,324

Common stock issued as compensation to officers (17,984
 shares,cost - $450).........................................        	    433
                                                                       ------
Balance October 29, 1994.....................................		      $	95,730
                                                                       ======





                     PETRIE STORES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED RETAINED EARNINGS
                                   (Unaudited)
                                   ----------
                            (In thousands of dollars)


Balance January 30, 1994......................................    		$	462,079

Net loss for the nine months ended October 29, 1994...........	     	(407,514)

Cash dividends on common stock................................	       	(7,021)
                                                                       ------
Balance October 29, 1994......................................	     	$	47,544
                                                                       ======

                       PETRIE STORES CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED CASH FLOWS
                                     (Unaudited)
                                     -----------
                             (In thousands of dollars)

 			                                                 Nine Months Ended
                                                     -----------------
					                                             October 29,    	October 30,
					                                                1994  	         1993
                                                     ----            ----
Cash flows from operating activities:
	Net loss from continuing operations.............  $ 	(5,511)     $ 	(1,755)
	Net loss from discontinued operations...........			(402,003)     		(39,469)
	Adjustments to reconcile net loss to net cash
  (used in) operating activities:
			 Provision for loss on disposal of
     discontinued operations.....................	  	358,996	             0
			 Depreciation and amortization of property and
     equipment...................................		   41,076	        44,440
			 Other amortization...........................		    2,344	         2,342
			 Loss on disposal of property and equipment...        		0        	23,625
			 Compensation in connection with stock options		        0           	339
			 Common stock issued as compensation..........		      451	             0
			 Loss from investment in common stock.........        		0	        13,661
			 Deferred taxes...............................   		(2,176)	      (14,832)
			 Cumulative effect of accounting change for
     income taxes................................	        	0	        (2,800)
			 Changes in assets and liabilities:
				 (Increase) in:
				  	Accounts receivable.......................		   (3,968)	      (19,057)
						 Merchandise inventories...................	  	(68,392)     	(115,790)
	  				Prepaid expenses and sundry receivables...	  	(11,624)	       (7,796)
					  Other assets..............................	      	(85)       	(3,726)
				 Increase (decrease) in:
				  	Accounts payable..........................	    12,205         	8,780
				 	 Accrued expenses and other liabilities....   		(2,271)	        3,498
				  	Income taxes..............................        		0        	(9,231)
			  		Other long-term liabilities...............	 	    (480)	        3,702
			Proceeds from sale of investment in common
     stock-trading securities....................	 	  36,076 	            0
                                                      ------        -------
Net cash (used in) operating activities..........  		(45,362)	     (114,069)
                                                      ------        -------

Cash flows (used in) investing activities:
	 Additions to property and equipment............	  	(39,808)	      (50,189)
	 Sale of investments............................ 		       0	         5,272
                                                      ------         ------
Net cash (used in) investing activities..........	  	(39,808)	      (44,917)
                                                     -------         -------
Cash flows from financing activities:
	 Net short-term borrowings......................	   	79,177	       108,000
	 Cash dividends.................................	 	  (7,021)	       (7,015)
                                                      ------         ------
Net cash provided by financing activities........		   72,156	       100,985
                                                      ------        -------
Net (decrease) in cash and short-term investments	  	(13,014)      	(58,001)
Cash and short-term investments - beginning
  of period......................................     39,290        	82,270
                                                      ------         ------
Cash and short-term investments - end of period
  (Note 4).......................................		$  26,276	   $	   24,269
                                                      ======         ======

Supplemental disclosures of cash flow information:
Cash paid during the period for:
	 Interest.......................................		$	  6,471	   $    	5,293
	 Income taxes...................................		$	  1,571	   $	    6,819

Supplemental disclosure of noncash investing and financing activities:
$1,386,000 of Convertible Subordinated Debentures were exchanged for 62,621 shares of the Company's common stock during the nine months ended
October 29, 1994.

                   PETRIE STORES CORPORATION AND SUBSIDIARIES
                   ------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation
- - ------------------------------
     The accompanying unaudited consolidated financial statements of Petrie Stores Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of October 29, 1994 and the results of operations for the three months and nine months ended October 29, 1994 and October 30, 1993 and cash flows for the nine months ended October 29, 1994 and October 30, 1993 have been included. The results of operations for the nine months ended October 29, 1994 are not necessarily indicative of the results to be expected for the year ended January 28, 1995. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 29, 1994.


Note 2 - Investments in Common Stock
- - ------------------------------------


     At October 29, 1994, the Company's investment in common stock consists of Toys "R" Us, Inc. ("Toys"), common stock, $.10 par value per share ("Toys Common Stock") (39,853,403 shares - 14.36%), a chain of toy specialty retail stores. Effective January 29, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for
Certain Investments in Debt and Equity Securities". Accordingly, investments in common stock classified as available for sale securities are being carried at market value of $1,529,374,000 with the unrealized gain of $789,579,000 ($1,374,345,000 less deferred income taxes of $584,766,000) included in shareholders' equity at October 29, 1994. At January 29, 1994, the unrealized gain of $761,777,000 ($1,326,777,000 less deferred income taxes of $565,000,000) was credited to shareholders' equity.


Note 3 - Earnings (Loss) Per Share
- - ----------------------------------
     Primary earnings (loss) per share has been computed based on the weighted average number of shares outstanding.
    Fully diluted earnings per share has been computed based on the weighted average number of common and common equivalent shares outstanding assuming exercise of dilutive stock options computed by the treasury stock method and the conversion of the 8% Convertible Subordinated Debentures after elimination of interest (net of taxes) on the convertible debentures. Fully diluted earnings per share are not presented for the three months and nine months ended October 29, 1994 and three months and nine months ended October 30, 1993 as the effect would be anti-dilutive. The weighted average number of shares for computing fully diluted earnings per share on such dates was as follows:

        	Three Months Ended	                     Nine Months Ended
         ------------------                      -----------------
October 29, 1994	  October 30, 1993	    October 29, 1994	  October 30, 1993
- - ----------------   ----------------     ----------------   ----------------
   52,410,000         52,416,000	           52,431,000	        52,447,000

Note 4 - Discontinued Operations
- - --------------------------------

     On December 9, 1994, the Company consummated the sale of its retail operations (the "Sale") pursuant to a Stock Purchase Agreement, dated as of August 23, 1994 and amended as of November 3, 1994, by and between the 2Company and WP Investors, Inc., a Delaware corporation. The purchase price was $190 million in cash plus the assumption of certain liabilities. Taking into effect the approximately $12.5 million in expenses incurred by the Company in connection with the consummation of the Sale, the net purchase price of the retail operations was $177.5 million.
     During the third quarter of 1994, the Company recorded a charge of $359 million for the estimated loss on disposal of the retail operations. The estimated loss represents the loss on the Sale, plus estimated transaction costs and expenses for the Sale and a provision for estimated operating losses through the disposal date.
     The results of the retail operations are accounted for as discontinued operations in the Consolidated Statements of Operations. Amounts in the accompanying Consolidated Statements of Operations and Notes to the Consolidated Financial Statements for the three months and nine months ended October 30, 1993 have been restated to conform to the 1994 discontinued operations presentation.
     Components of loss from discontinued operations are as follows:

		                     Three Months Ended           		Nine Months Ended
                       ------------------             -----------------
		                 Oct. 29, 1994 	Oct. 30, 1993	  Oct. 29, 1994	 Oct. 30, 1994
                   -------------  -------------   -------------  -------------
Revenues		           $328,334	      $350,449	       $1,028,692	    $1,048,054
Loss on disposal
  of investment		           0              0                	0	       (13,661)
Pretax loss		         (32,083)	       (4,182)         	(50,290)	      (51,715)
Income Taxes		              0	          (966)	          (7,283)	      (25,907)
Net Loss		            (32,083)	       (3,216)	         (43,007)	      (39,469)
Earnings per share	      (.69)	         (.07)	            (.92)	         (.84)

Net assets of discontinued operations consist of the following:
	 Cash and short-term investments	                                   $	26,276
	 Accounts receivable, net	                                            67,712
	 Merchandise inventories	                                            256,019
	 Prepaid expenses and other assets	                                   24,903
	 Property and equipment, net	                                        266,707
	 Intangible assets	                                                   87,397
	 Short term borrowings	                                              (99,177)
	 Accounts payable	                                                   (39,198)
	 Accrued expenses and other liabilities	                             (38,917)
	 Deferred taxes, net	                                                (10,002)
	 Other liabilities	                                                   (5,224)
	 Provision for loss on sale of the discontinued operations	         (358,996)
                                                                     --------
	 Net assets of discontinued operations	                             $177,500
                                                                      =======

Note 5 - Commitments and Contingencies
- - --------------------------------------
     The Company has entered into an Acquisition Agreement with Toys, dated as of April 20, 1994 and amended as of May 10, 1994 (the "Toys Agreement").
The Toys Agreement provides that the Company will exchange (the "Exchange") all of the shares of Toys common stock, par value $.10 per share ("Toys Common Stock"), held by the Company (currently, approximately 39.9 million shares) and cash (presently estimated to be $175 million) for a number of shares of Toys Common Stock equal to (i) the number of shares of Toys Common Stock held by the Company, less approximately 3.3. million shares of Toys Common Stock, plus (ii) such amount of cash divided by the market value of a share of Toys Common
Stock on the ten trading days next preceding the second trading day prior to the closing date of the Exchange. The closing of the Exchange is conditioned upon, among other things; (i) the approval thereof by the holders of two-thirds of the Company's outstanding common stock; and (ii) the reasonable determination by Toys that it will not become responsible for any liabilities of the Company as a consequence of the consummation of the Exchange or the sale of the retail operations. The Exchange may be terminated if it is not consummated by January 28, 1995. After the closing of the Exchange, the Company will liquidate and distribute to its shareholders the shares of Toys Common Stock received in the Exchange, except an amount to be held in a liquidating trust established to provide for the Company's contingent liabilities as of the time of the liquidation and dissolution of the Company. The Company's shareholders will also receive pro-rata interests in the Liquidating Trust
(the "Liquidating Trust"). The Company has received a favorable private letter ruling from the Internal Revenue Service (the "IRS Ruling") to the effect that the Exchange and the subsequent distribution of Toys Common Stock to the Company's shareholders will qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended. The IRS Ruling futher provides that neither the Company nor Toys will recognize any gain on the Exchange and that the Company and its shareholders will not recognize any gain on the subsequent distribution of Toys Common Stock to the Company's shareholders in connection with the liquidation and dissolution of the Company.
     The Company has guaranteed, or is contingently liable for, certain retail store leases which were transferred in connection with the Sale. The Company is presently seeking consents from lessors to (i) release the Company from its guarantee obligations and (ii) the transfer or assignment of leases in connection with the Sale. No assurances can be given that the Company will be able to receive such consents. In addition, the Company has contingent liabilities related to its participation in a multiemployer pension plan and on going tax audits. As of October 29, 1994, the Company believed that its contingent liabilities were approximately $225 million. In connection with the Sale, the Company set aside in escrow $67.5 million to provide for certain of these contingent liabilities.


Note 6 - Long Term Debt
- - ----------------------

     Subsequent to October 29, 1994, $121,167,000 principal amount of the Company's outstanding 8% Convertible Subordinated Debentures due December 15, 2010 (the "Debentures") had been converted into approximately 5,476,000 shares of the Company's common stock. In addition, the remaining $2,399,000 principal amount of Debentures had been redeemed at a redemption price of $1,008 per $1,000 principal amount of Debentures, together with accrued and unpaid interest thereon of $39.333 per $1,000 principal amount of Debentures, from June 15, 1994 to December 12, 1994. As a result of the conversions, the number of shares of the Company's common stock outstanding increased to approximately 52.3 million shares.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                OF OPERATIONS
                                -------------
Sale of Retail Operations
- - -------------------------
     On December 9, 1994, the Company sold all of its retail operations for approximately $177.5 million, net of expenses, plus the assumption of certain debt and other liabilities, and as a result recorded a $359 million estimated loss on its disposal. Net losses from the discontinued operations were approximately $43 million and $32 million for the nine months and three months ended October 29, 1994, respectively. The results of the retail operations are accounted for as discontinued operations in the accompanying financial statements, and the results of the corresponding periods ended October 30, 1993 have been restated to conform to that presentation. Subsequent to the sale of the retail operations,the Company's remaining assets and liabilities consist of its investment in Toys Common Stock and deferred tax liabilities associated with this investment.
     Net sales from discontinued operations decreased $21,876,000 (6.3%) and $18,077,000 (1.7%) for the three-month and nine-month periods ended October 29, 1994 as compared to the corresponding periods last year. The decrease for the three-month period was due to a decrease in comparable store sales of approximately $19,500,000 in addition to a decrease in non comparable store sales of approximately $2,400,000. The decrease for the nine-month period was due to a decrease in comparable store sales of approximately $27,000,000 offset by an increase in non comparable store sales of approximately
$8,900,000.   As a percentage of sales, Cost of Goods Sold, Buying and
Occupancy (CGS)  increased 5.4% for the three-month period ended October
29, 1994 as compared with the corresponding period last year primarily due to a 4.7% decrease in gross margin. As a percentage of sales, CGS increased 1.8% for the nine-month period ended October 29, 1994 as compared with the corresponding period last year primarily due to a 2.0% decrease in gross margin. Selling, General and Administrative Expenses (SG&A) as a percentage of sales increased 2.5% for the three-month period ended October 29, 1994 as compared to the corresponding period last year primarily due to an increase
of 2.0% in payroll and employee related costs.   SG&A as a percentage of
sales increased .8% for the nine-month period ended October 29, 1994 as compared to the corresponding period last year primarily due to an increase of 1.0% in payroll and employee related costs.
     Nonrecurring expenses which relate primarily to legal and real estate consulting expenses in connection with the acquisition agreement with Toys (see below) amounted to approximately .7 % and .5% of sales for the three months and nine months ended October 29, 1994, respectively.
     The Company recognized no tax benefit for the three months ended
October 29, 1994 due to the uncertainty of recognizing any future tax benefits as a result of the sale of the retail operations.


Redemption of Convertible Subordinated Debentures
- - -------------------------------------------------

     As of December 13, 1994, $121,167,000 principal amount of the Company's outstanding 8% Convertible Subordinate Debentures due December 15, 2010 (the "Debentures") had been converted into approximately 5,476,000 shares of the Company's common stock. In addition, the remaining $2,399,000 principal amount of Debentures had been redeemed at a redemption price of $1,008 per $1,000 principal amount of Debentures, together with accrued and unpaid interest thereon of $39.333 per $1,000 principal amount of Debentures, from June 15, 1994 to December 12, 1994. As a result of the conversions, the number of shares of the Company's common stock outstanding increased to approximately 52.3 million shares.
     The loss from continuing operations in the accompanying financial statements represents interest expense associated with the Debentures.

Exchange of Toys Common Stock with Toy" R" Us
- - ---------------------------------------------
     The consummation of the transactions contemplated by the Toys Agreement will result in the complete liquidation and dissolution of the Company and the establishment of the Liquidating Trust to provide for the Company's contingent liabilities, primarily liabilities related to guarantees of store leases, taxes and the Company's participation in a multiemployer pension plan. In addition, in connection with the consummation of the Sale, the Company set aside in escrow $67.5 million to provide for certain of these contingent liabilities. These transactions will have the effect of reducing the Company's equity to zero.

Liquidity
- - ---------
     As discussed in the aforementioned analyses, after the transaction with Toys occurs, the Liquidating Trust will be established. The Liquidating Trust funds will be used to cover certain contingent liabilities as well as the costs of administering the Liquidating Trust. Any excess funds in the Liquidating Trust will be eventually distributed to the Company's shareholders.

                        PART II - OTHER INFORMATION
                        ---------------------------

Item 6 - Exhibits and Reports on Form 8-K

       (a)  Exhibits -- None

       (b)  Reports on Form 8-K

            (i) Form 8-K, dated August 26, 1994, reporting that the Company had entered into a Stock Purchase Agreement, dated as of August 23, 1994 (the "Stock Purchase Agreement"), with WP Investors, Inc., a Delaware corporation ("WP Investors").

           (ii) Form 8-K, dated as of November 17, 1994, reporting that (a) the Stock Purchase Agreement had been amended by Amendment No. 1, dated as of November 3, 1994, by and between the Company and WP, Investors; (b) the Company had announced on November 10, 1994 that it was calling for redemption on December 12, 1994 all of its outstanding 8% Convertible Subordinated Debentures due December 15, 2010; and (c) the receipt of a private letter ruling from the Internal Revenue Service.

          (iii) Form 8-K, dated as of November 17, 1994, reporting the change in the Company's independent auditors.


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


		                                           PETRIE STORES CORPORATION
                                             -------------------------
 			                                                (registrant)






                                            /S/ Hilda Kirschbaum Gerstein
                                                --------------------------
                                                BY Hilda Kirschbaum Gerstein
                                                President and Chief
                                                Executive Officer