Form 10-K
period 1995-01-28
PETRIE STORES CORP
filed 1995-04-26
CIK 77808

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

                               ----------------

FOR THE FISCAL YEAR ENDED JANUARY 28, 1995         COMMISSION FILE NUMBER 1-6166

                           PETRIE STORES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                NEW YORK                               36-2137966
      (STATE OR OTHER JURISDICTION        (I.R.S. EMPLOYER IDENTIFICATION NO.)
    OF INCORPORATION OR ORGANIZATION)

           70 ENTERPRISE AVENUE
           SECAUCUS, NEW JERSEY                          07094
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  As of April 18, 1995, the most recent practicable date prior to the printing of this report, the number of shares outstanding of the registrant's common stock, $1.00 par value per share ("Petrie Common Stock"), was 52,350,346; and the aggregate market value of Petrie Common Stock held by nonaffiliates, based upon a closing price of $6 1/8 per share as reported on the New York Stock Exchange Composite Tape on April 18, 1995, was $144,914,052.

DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the Proxy Statement, dated as of November 3, 1994, are incorporated by reference into Part III of this report.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     INDEX

                                                                            PAGE
                                                                            ----
PART 1
Item 1.Business...........................................................    2
Item 2.Properties.........................................................    4
Item 3.Legal Proceedings..................................................    4
Item 4.Submission of Matters to a Vote of Security Holders................    5
PART II
Item 5.Market for the Registrant's Common Stock and Related Security
 Holder Matters...........................................................    6
Item 6.Selected Financial Data............................................    7
Item 7.Management's Discussion and Analysis of Financial Condition and Re-
 sults of Operations......................................................    8
Item 8.Financial Statements and Supplementary Data........................   11
Item 9.Changes in and Disagreements with Accountants on Accounting and Fi-
 nancial Disclosure.......................................................   11
PART III
Item 10. Directors and Executive Officers of Petrie.......................   11
Item 11. Executive Compensation...........................................   13
Item 12. Security Ownership of Certain Beneficial Owners and Management...   15
Item 13. Certain Relationships and Related Transactions...................   15
PART IV
Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-
 K........................................................................   16

                                     PART I

ITEM 1. BUSINESS.
        ---------
GENERAL

  Prior to December 9, 1994, Petrie Stores Corporation, a New York corporation ("Petrie"), and its subsidiaries operated a chain of approximately 1700 women's specialty stores, principally under the trade names of "Petrie's," "Marianne," "M.J. Carroll," "Stuarts," "Hartfield's," "Winkelman's," "Jean Nicole," "G&G," "Rave" and ""Plus' Size." Petrie had stores in all 50 states, Puerto Rico, the U.S. Virgin Islands and the District of Columbia. Approximately 75 percent of the stores were located in shopping malls and approximately 25 percent of the stores were located in neighborhood strip centers and downtown shopping areas. Petrie specialized in the retail sale of a full selection of women's apparel at moderate prices to teen, junior and contemporary miss customers. Petrie's former subsidiary, Winkelman Stores, Inc., sold apparel and accessories in the moderate to better priced lines, and, in most of its stores, shoes through leased shoe departments. All stores were operated by Petrie's management. A majority of the stores sold dresses, coats and lingerie, and all stores sold sportswear, blouses and accessories with the exception of millinery and shoes. Petrie's stores generally followed the usual pattern of the retail apparel industry, with sales highest during the Christmas, Easter and back-to-school periods.

  During Petrie's fiscal year ended January 28, 1995, Petrie undertook a reorganization of its operations in order to separate its investment in Toys "R" Us, Inc., a Delaware corporation ("Toys "R' Us"), from its retail operations and, in liquidation, distribute its shares of Toys "R" Us common stock, $.10 par value per share ("Toys Common Stock"), to Petrie's shareholders without the incurrence of any significant federal income tax by Petrie or its shareholders. On April 20, 1994, Petrie and Toys "R" Us entered into an Acquisition Agreement, amended on May 10, 1994 (the "Toys Acquisition Agreement"), pursuant to which Petrie and Toys "R" Us agreed to an exchange (the "Exchange") of all of the shares of Toys Common Stock held by Petrie, plus up to $250 million in cash, for a number of shares of Toys Common Stock equal to (i) the number of shares held by Petrie, less approximately 3.3 million shares of Toys Common Stock, plus (ii) such amount of cash divided by the market value of a share of Toys Common Stock on the ten trading days next preceding the second trading day prior to the closing date of the Exchange. The Toys Acquisition Agreement required that prior to the consummation of the Exchange Petrie sell its retail operations and, following the consummation of the Exchange, Petrie liquidate and dissolve and distribute to its shareholders all of its Toys Common Stock, less an adequate provision for Petrie's actual and contingent liabilities. On December 9, 1994, Petrie sold its retail operations to PS Stores Acquisition Corp. (as defined below). See "Sale of Petrie's Retail Operations."

  Petrie was incorporated in 1932 under the laws of the State of New York. The principal executive offices of Petrie are located at 70 Enterprise Avenue, Secaucus, New Jersey 07094 (telephone (201) 866-3600).

RECENT DEVELOPMENTS

  Pursuant to Petrie's Plan of Liquidation and Dissolution, on March 24, 1995, Petrie made an initial liquidating distribution (the "Distribution") to its shareholders of an aggregate of 26,173,718 shares of Toys Common Stock, or 62.2% of the Toys Common Stock held by Petrie. In the Distribution, Petrie shareholders received 0.5 of a share of Toys Common Stock for every share of Petrie Common Stock held of record as of the close of business on March 16, 1995. Following the Distribution, Petrie holds 15,902,702 shares of Toys Common Stock. Petrie has received a favorable private letter ruling from the Internal Revenue Service (the "IRS") to the effect that Petrie's shareholders will generally not recognize gain or loss for federal income tax purposes upon the receipt of Toys Common Stock in the Distribution. Petrie's shareholders should allocate the tax basis in their shares of Petrie Common Stock between the Toys Common Stock received in the Distribution and their Petrie Common Stock in proportion to the fair market values of the two securities on March 24, 1995. Based upon the averages of the high and low per share prices of Petrie Common Stock and

Toys Common Stock on the New York Stock Exchange Composite Tape on March 24, 1995, which were $18.13 and $24.56, respectively, a proper basis allocation is 32.27% to shares of Petrie Common Stock and 67.73% to shares of Toys Common Stock (including any cash received in lieu of fractional shares).

  Carroll Petrie and Alan C. Greenberg resigned from Petrie's Board of Directors on March 10, 1995 and March 15, 1995, respectively. Each resignation was for personal reasons and neither resignation was due to a disagreement with Petrie or any of the remaining directors on any matter relating to Petrie's operations, policies or practices.

SALE OF PETRIE'S RETAIL OPERATIONS

  On August 23, 1994, Petrie and WP Investors, Inc., a Delaware corporation and an affiliate of E.M. Warburg, Pincus & Co., Inc. ("WP Investors"), entered into a Stock Purchase Agreement, amended on November 3, 1994 (the "Retail Operations Stock Purchase Agreement"), pursuant to which Petrie agreed to sell (the "Sale") to WP Investors or its designee all of the stock of Petrie Retail, Inc., a Delaware corporation and a wholly-owned subsidiary of Petrie to which all of Petrie's and its subsidiaries' retail operations had been transferred in connection with the sale of such retail operations ("Petrie Retail").

  On December 6, 1994, at the 1994 Annual Meeting of Petrie's Shareholders, the Sale was approved. On December 9, 1994, Petrie consummated the Sale to PS Stores Acquisition Corp., a Delaware corporation and the designee of WP Investors ("PS Stores"). In connection with the closing of the Sale, each of Allan Laufgraben, Peter A. Left, Jay Galin and Daniel G. Maresca resigned his position and directorship with Petrie and assumed a similar position with Petrie Retail.

  The purchase price for the Sale was $190 million in cash plus the assumption of certain liabilities of Petrie. Taking into effect the approximately $12.5 million in expenses incurred by Petrie in connection with the consummation of the Sale, the net cash purchase price of the retail operations was approximately $177.5 million.

EXCHANGE OF SHARES WITH TOYS "R" US

  On January 24, 1995, at the Reconvened 1994 Annual Meeting of Petrie's Shareholders, the Exchange was approved. On that same date, Petrie exchanged with Toys "R" Us 39,853,403 shares of Toys Common Stock, held by Petrie, plus $165 million in cash derived from the Sale, for 42,076,420 shares of Toys Common Stock.

THE LIQUIDATION AND DISSOLUTION OF PETRIE

  On January 24, 1995, at the Reconvened 1994 Annual Meeting of Petrie's Shareholders, in addition to approving the Exchange, Petrie's shareholders approved a proposal to completely liquidate and dissolve Petrie and establish a liquidating trust (the "Liquidating Trust"). The liquidation and dissolution of Petrie and the establishment of the Liquidating Trust are hereinafter referred to collectively as the Liquidation.

  Since the closing of the Sale and the Exchange, Petrie's activities have been limited to winding up its affairs in furtherance of Petrie's Plan of Liquidation and Dissolution.

EMPLOYEES

  Pursuant to the terms of the Retail Operations Stock Purchase Agreement, following the closing of the Sale, Petrie Retail assumed all employment arrangements, agreements and other obligations between Petrie and its employees. Effective December 9, 1994, Hilda Kirschbaum Gerstein was elected President and Chief Executive Officer of Petrie. On February 7, 1995, Stephanie
R. Joseph and H. Bartlett Brown were elected by

Petrie's Board of Directors as Secretary and Principal Legal Officer and as Treasurer, Principal Financial Officer and Principal Accounting Officer, respectively, of Petrie. Accordingly, as of April 18, 1995, Petrie had only three employees.

ITEM 2. PROPERTIES.
        -----------

  Pursuant to the terms of the Retail Operations Stock Purchase Agreement, following the closing of the Sale, Petrie Retail assumed all of Petrie's outstanding lease obligations. As a result, as of January 28, 1995, Petrie neither owned nor leased any real property. Petrie, however, remains contingently liable as a guarantor of certain retail store leases to which former subsidiaries of Petrie are parties.

  See Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.
        ------------------

  There are no reportable suits or proceedings pending or, to the knowledge of Petrie, threatened against or affecting Petrie, other than the following:

    (a) Two putative class action complaints were filed against Petrie, certain members of its senior management and the Petrie Board of Directors in New York County Supreme Court on June 21, 1994. A third putative class action complaint was filed against the same parties in the Superior Court of New Jersey on June 21, 1994. On November 23, 1994, a joint stipulation, endorsed by the Superior Court of New Jersey, was entered in New York County Supreme Court consolidating the two New York actions and any other related actions which may be filed in the future (the "Stipulation of Consolidation"). The New Jersey action is presently stayed pending resolution of the New York actions.

    The complaints in each of the above actions were brought by persons claiming to be shareholders of Petrie and generally contend that Petrie's directors and certain members of its senior management violated their fiduciary duties of loyalty and fair dealing by, among other things, exclusively negotiating with affiliates of PS Stores for the sale of Petrie's retail operations at an inadequate price. The complaints further contend that Petrie's directors failed to adequately explore third-party interest, and thus did not maximize shareholder value. It is also alleged that PS Stores was in possession of non-public information which allowed it to purchase the retail operations at an inadequate price.

    Plaintiffs' counsel has notified Petrie's counsel that the plaintiffs intend to serve a consolidated amended complaint. Pursuant to the Stipulation of Consolidation, Petrie and the other defendants have not answered the complaints, pending service of the consolidated amended complaint.

    Among other things, the plaintiffs, on behalf of the class members, seek:
  (i) to rescind the sale of the retail operations, (ii) a declaratory judgment that the individual defendants breached their fiduciary duties and/or (iii) to recover unspecified damages.

    Petrie believes that the claims asserted in these complaints are without merit and that a material adverse outcome is not probable. Petrie intends to vigorously contest these complaints.

    (b) Petrie's U.S. federal income tax return for its fiscal year 1989 is presently being audited (the "Tax Audit") by the IRS. In connection with the Tax Audit, the IRS has raised an issue regarding the manner in which Petrie computed the basis of the Toys Common Stock transferred pursuant to the exchange of certain of Petrie's exchangeable subordinated debentures in 1988. Petrie is actively engaged in discussions with the IRS with respect to this matter. Final resolution of this matter is several months away. After an extensive review of its records, Petrie believes that the Tax Audit is not likely to result in tax liabilities (including interest) that would have a material adverse effect on Petrie's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ----------------------------------------------------

  At the 1994 Annual Meeting of Petrie's Shareholders, held on December 6, 1994 (the "Annual Meeting"), the following persons were elected to the board of directors of Petrie by the number of votes set forth opposite their names:

                                                              NUMBER OF SHARES
                                                                   VOTED
                                                            --------------------
                                                                       WITHHELD
NOMINEES                                                       FOR     AUTHORITY
- --------                                                    ---------- ---------
Joseph H. Flom............................................. 43,123,094  95,470
Jay Galin.................................................. 43,124,858  93,706
Hilda Kirschbaum Gerstein.................................. 43,124,006  94,558
Alan C. Greenberg.......................................... 43,124,642  93,922
Allan Laufgraben........................................... 43,124,380  94,184
Peter A. Left.............................................. 43,124,652  93,912
Daniel G. Maresca.......................................... 43,124,514  94,050
Carroll Petrie............................................. 43,123,984  94,580
Jean Roberts............................................... 43,124,748  93,816
Dorothy Fink Stern......................................... 43,124,044  94,520
Laurence A. Tisch.......................................... 43,124,744  93,820
Raymond S. Troubh.......................................... 43,123,744  94,820

  In addition, the following proposals were submitted to a vote of Petrie's shareholders at the Annual Meeting and were approved by the number of votes set forth below each proposal:

  1. Approval of the Sale:

                                                          NUMBER OF SHARES VOTED
                                                          ----------------------
      FOR................................................       38,402,429
      AGAINST............................................           91,369
      ABSTAIN............................................           67,522

  2. Approval and ratification of the appointment of Ernst & Young LLP as the independent auditors of Petrie for the fiscal year ending January 28, 1995:

                                                          NUMBER OF SHARES VOTED
                                                          ----------------------
      FOR................................................       43,076,090
      AGAINST............................................           62,010
      ABSTAIN............................................           80,464

  At the Reconvened 1994 Annual Meeting of Petrie's Shareholders, held on January 24, 1995, the following proposals were submitted to a vote of Petrie's shareholders and were approved by the number of votes set forth below each proposal:

  1. Approval of the Exchange:

                                                          NUMBER OF SHARES VOTED
                                                          ----------------------
      FOR................................................       39,746,966
      AGAINST............................................           54,310
      ABSTAIN............................................           53,617

  2. Approval of the Liquidation:

                                                          NUMBER OF SHARES VOTED
                                                          ----------------------
      FOR................................................       39,731,135
      AGAINST............................................           53,928
      ABSTAIN............................................           72,333

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
        --------------------------------------------------------------------
MATTERS.
- --------

  Petrie Common Stock is listed on the New York Stock Exchange under the symbol "PST" and is also traded on the Boston, Chicago, Cincinnati, Pacific and Philadelphia Stock Exchanges. Petrie's Registrar and Transfer Agent is American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005, telephone: (718) 921-8200. As of April 18, 1995, there were approximately 3,381 holders of record of Petrie Common Stock. The sales price ranges and per share dividends for each quarterly period in fiscal year 1995 (ended January 28, 1995) and fiscal year 1994 (ended January 29, 1994) are shown below:

                                                               COMMON STOCK
                                                          ----------------------
FISCAL QUARTER                                             HIGH   LOW   DIVIDEND
- --------------                                            ------ ------ --------
Fiscal Year Ended January 29, 1994:
  First (ended May 1, 1993).............................. 27 3/8 23 5/8   .05
  Second (ended July 31, 1993)........................... 27 7/8 22 3/4   .05
  Third (ended October 30, 1993)......................... 29 3/4     24   .05
  Fourth (ended January 29, 1994)........................ 30 7/8 26 1/8   .05
Fiscal Year Ended January 28, 1995:
  First (ended April 30, 1994)........................... 27 3/4 23 5/8   .05
  Second (ended July 30, 1994)........................... 26 1/2 24 1/4   .05
  Third (ended October 29, 1994)......................... 26 7/8 23 1/2   .05
  Fourth (ended January 28, 1995)........................ 27 1/2 21 1/8   .00

  Petrie's Board of Directors has not declared a cash dividend since the third quarter of fiscal year 1995 and has no plans for the payment of any future cash dividends since Petrie is in the process of being liquidated. An initial liquidating distribution of Toys Common Stock was made on March 24, 1995 pursuant to Petrie's Plan of Liquidation and Dissolution. On March 27, 1995, the first trading date following the initial liquidating distribution, the closing price per share of Petrie Common Stock as reported on the New York Stock Exchange Composite Tape was $5 3/4. On April 18, 1995, the closing price per share of Petrie Common Stock as reported on the New York Stock Exchange Composite Tape was $6 1/8.

  See Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the plans of Petrie's Board of Directors with respect to future liquidating distributions.

ITEM 6. SELECTED FINANCIAL DATA.
        ------------------------

  Set forth below are selected consolidated financial data of Petrie at and for each of the five fiscal years in the period ended January 28, 1995.

                                           FOR THE FISCAL YEARS ENDED
                          -------------------------------------------------------------
                           JANUARY
                             28,       JANUARY 29,  JANUARY 30, FEBRUARY 1, FEBRUARY 2,
                           1995(1)    1994(1)(2)(3) 1993(1)(4)    1992(1)     1991(1)
                          ----------  ------------- ----------- ----------- -----------
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Corporate Overhead......  $     (430)
Interest Expense........      (8,605)  $  (10,066)   $(10,066)   $(10,066)   $(10,066)
Investment Income.......       1,293
                          ----------   ----------    --------    --------    --------
Loss from continuing op-
 erations before
 income taxes...........      (7,742)     (10,066)    (10,066)    (10,066)    (10,066)
                          ----------   ----------    --------    --------    --------
Loss from continuing op-
 erations...............      (6,628)      (6,543)     (6,141)     (6,141)     (6,141)
(Loss) income from dis-
 continued operations,
 net of income taxes....    (410,027)     (42,140)     20,983      22,146       9,137
Cumulative effect of
 changes in accounting
 principles.............                   10,685
                          ----------   ----------    --------    --------    --------
  Net (loss) income.....  $ (416,655)  $  (37,998)   $ 14,842    $ 16,005    $  2,996
                          ==========   ==========    ========    ========    ========
Income (loss) per share:
  Loss from continuing
   operations...........  $     (.14)  $     (.14)   $   (.13)   $   (.13)   $   (.13)
  (Loss) income from
   discontinued
   operations...........       (8.61)        (.90)        .45         .47         .19
  Cumulative effect of
   changes in accounting
   principles...........                      .23
                          ----------   ----------    --------    --------    --------
  Net (loss) income.....  $    (8.75)  $     (.81)   $    .32    $    .34    $    .06
                          ==========   ==========    ========    ========    ========
Dividends per share.....  $      .15   $      .20    $    .20    $    .20    $    .20
                          ==========   ==========    ========    ========    ========
Weighted average number
 of shares..............      47,600       46,768      46,758      46,756      46,768
                          ==========   ==========    ========    ========    ========
Total assets............  $1,274,147   $2,187,807    $906,062    $894,204    $890,717
                          ==========   ==========    ========    ========    ========
Long-term obligations...  $      --    $  124,952    $124,974    $124,974    $124,995
                          ==========   ==========    ========    ========    ========

- --------
(1) Effective December 9, 1994, Petrie sold its retail operations to PS Stores (Note 2 to Petrie's Consolidated Financial Statements). Accordingly, the assets related to the retail operations are excluded from the total assets at January 28, 1995. Operating results for prior years have been restated to conform to the fiscal year 1995 presentation.
(2) Fiscal year ended January 29, 1994 includes (a) a restructuring charge of $35,000,000 ($22,225,000 net of taxes or $.48 per share) and (b) the cumulative effect of changes in accounting for investments and income taxes, which decreased the net (loss) by $10,685,000 ($.23 per share).
(3) Total assets at January 29, 1994 include an increase of $1,340,462,000 as a result of carrying investments in common stock at a fair market value of $1,517,677,000 due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."
(4) Fiscal year ended January 30, 1993 includes a charge against earnings in connection with the granting of stock options to two executive officers amounting to approximately $3,400,000 ($2,100,000 net of taxes or $.04 per share).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS.
- --------------

  The following discussion should be read in conjunction with Petrie's Consolidated Financial Statements and the Notes thereto.

RESULTS OF OPERATIONS

  As described in Item 1, Petrie sold its retail operations on December 9, 1994. The purchase price for the retail operations was $190 million in cash plus the assumption of certain liabilities of Petrie and its subsidiaries. Taking into effect the approximately $12.5 million in expenses incurred by Petrie in connection with the consummation of the Sale, the net cash proceeds of the Sale to Petrie were approximately $177.5 million. As also described in
Item 1, Petrie's shareholders approved a Plan of Liquidation on January 24, 1995, and Petrie commenced its liquidation shortly thereafter. As a result, Petrie has changed its basis of accounting, at January 28, 1995, from a going-concern basis to a liquidation basis.

  Due to the Sale, the results of the retail operations have been accounted for as discontinued operations in Petrie's Consolidated Statements of Operations. Accordingly, the revenues, cost of goods sold, operating expenses and other related activities of the retail operations have been presented as discontinued operations in Petrie's Consolidated Statements of Operations. The results of Petrie's retail operations provided herein for prior years have been restated to conform to the fiscal year 1995 presentation. The Sale resulted in a loss on disposal of approximately $358 million, including estimated operating losses through the disposal date.

  The loss from continuing operations was $6,628,000, $6,543,000 and $6,141,000 for the years ended January 28, 1995, January 29, 1994 and January 30, 1993, respectively. Corporate overhead of $430,000 for the year ended January 28, 1995 consists primarily of the costs and expenses related to the liquidation and dissolution of Petrie including, but not limited to, accounting fees, legal fees, real estate advisory fees, transfer agent fees, exchange listing fees and printing and shareholder communications expenses. Although certain of these costs and expenses were also incurred by Petrie in fiscal years 1994 and 1993, in connection with its public reporting requirements, corporate overhead has been included in discontinued operations for such periods. Corporate overhead for fiscal years 1994 and 1993 is not readily available and, in the opinion of management, was not material to either continuing or discontinued operations.

  On December 12, 1994, Petrie redeemed all of its outstanding 8% Convertible Subordinated Debentures due December 15, 2010 (the "Debentures"), $1,844,000 principal amount, at a redemption price of $1,008 per $1,000 principal amount, together with accrued and unpaid interest thereon of $39.333 per $1,000 principal amount, from June 15, 1994 to December 12, 1994. Additionally, during the fiscal year ended January 28, 1995, $123,108,000 principal amount of the Debentures were converted, at a conversion price of $22.125 per share, into 5,563,829 shares of Petrie Common Stock. The conversion and redemption of the Debentures resulted in a reduction of interest expense from $10,066,000 in the fiscal years ended January 29, 1994 and January 30, 1993 to $8,605,000 in the fiscal year ended January 28, 1995.

  Of the $177.5 million net cash proceeds from the sale of the retail operations, Petrie used $165 million to purchase additional shares of Toys Common Stock, in accordance with the terms of the Toys Acquisition Agreement, and $1,931,000 to redeem the Debentures (including accrued interest and redemption premium). Petrie invested the remaining cash proceeds in short-term investments and earned $1,293,000 in investment income, from the date of the disposal of the retail operations to the end of fiscal year 1995. Investment income in prior years related to the retail operations and is included in discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

  Simultaneously with the consummation of the Sale, Petrie repaid the balance of $61,705,000 owing pursuant to a short-term borrowing arrangement with a broker which had been collateralized by Toys Common Stock held in a margin account with the broker.

  During the fiscal year ended January 28, 1995, Petrie paid approximately $7 million in cash dividends. Petrie's Board of Directors has not declared a cash dividend since the third quarter of fiscal year 1995 and has no plans for the payment of any future cash dividends since Petrie is in the process of being liquidated.

  On January 24, 1995, Petrie exchanged with Toys "R" Us 39,853,403 shares of Toys Common Stock, held by Petrie, plus $165 million in cash derived from the Sale, for 42,076,420 shares of Toys Common Stock.

  Simultaneously with the closing of the Exchange, Petrie delivered 3,493,450 shares of the Toys Common Stock that it received in the Exchange into an escrow account (the "Escrow Account") pursuant to the terms of an Escrow Agreement, dated as of January 24, 1995, between Petrie and Custodial Trust Company, as Escrow Agent (the "Escrow Agreement"). The shares of Toys Common Stock placed into the Escrow Account pursuant to the Escrow Agreement secure the payment of certain of Petrie's obligations to Toys "R" Us arising (i) under (x) the Toys Acquisition Agreement, (y) the Seller Indemnification Agreement, dated as of December 9, 1994 (the "Seller Indemnification Agreement"), among Petrie, Toys "R" Us, Petrie Retail, PS Stores, and certain subsidiaries of PS Stores and (z) the Retail Operations Stock Purchase Agreement, and (ii) otherwise.

  In addition, on January 24, 1995, Petrie delivered 2,724,406 shares of the Toys Common Stock that it received in the Exchange into a collateral account (the "Collateral Account") pursuant to the terms of an Amended and Restated Cash Collateral and Pledge Agreement, dated as of December 9, 1994 and amended as of January 24, 1995, among Petrie, PS Stores, certain subsidiaries of PS Stores, and Custodial Trust Company, as Collateral Agent (the "Amended and Restated Cash Collateral Agreement"). The shares of Toys Common Stock placed in the Collateral Account pursuant to the Amended and Restated Cash Collateral Agreement secure the payment of certain of Petrie's obligations to PS Stores arising under (i) the Retail Operations Stock Purchase Agreement and (ii) the Cross-Indemnification and Procedure Agreement, dated as of December 9, 1994, between Petrie and PS Stores (the "Cross-Indemnification and Procedure Agreement"). These obligations relate primarily to the Tax Audit and the United Auto Workers District 65 Security Plan Pension Fund (the "Multiemployer Plan"). Pursuant to the Amended and Restated Cash Collateral Agreement, until the implementation of a hedge or similar arrangement that protects the value of the Toys Common Stock in the Collateral Account, Petrie has agreed to maintain a value in the Collateral Account of at least $74,250,000. Due to recent fluctuations in the market price of Toys Common Stock, on March 3, 1995, March 10, 1995 and March 14, 1995, Petrie deposited 275,594, 100,000 and 100,000 additional shares of Toys Common Stock, respectively, into the Collateral Account, increasing the number of shares of Toys Common Stock in the Collateral Account to 3,200,000 shares. PS Stores can request the Collateral Agent to sell the Toys Common Stock in the Collateral Account if the value of the Toys Common Stock in the Collateral Account is not protected, as of May 31, 1995, by a hedge or similar arrangement.

  Petrie has agreed with Toys "R" Us pursuant to a letter agreement, dated as of January 24, 1995 (the "Side Letter Agreement"), that, until such time as a hedge or similar arrangement that protects the value of the Toys Common Stock is in place, Petrie will maintain a reserve (the "Reserve") against certain liabilities (the "Liabilities"), including, but not limited to (i) guarantees by Petrie of certain retail store leases to which Petrie's former subsidiaries are parties and which expire at various times through 2005 (the "Lease Guarantees"), (ii) liabilities in connection with the Multiemployer Plan, (iii) assessments made by or settlements negotiated with the IRS relating to the Tax Audit and (iv) liabilities in connection with the administration of Petrie and the Liquidating Trust. Petrie is required to fund the Reserve with, individually or in combination, (i) cash in an amount of at least $177.5 million (the "Reserved Amount") or (ii) shares of Toys Common Stock having a market value (as of January 20, 1995) of at least twice the Reserved Amount. As a result, the Reserve currently contains 11,703,056 shares of Toys Common Stock (including the 3,493,450 shares of Toys Common Stock held in the Escrow Account and the 3,200,000 shares of Toys Common Stock held in the Collateral Account). In the event that Petrie desires to make a distribution from the Reserve other than for Reserve Liabilities, Petrie must notify Toys "R" Us of its intent to make such a distribution and give Toys "R" Us twenty days within which to object.

  On March 24, 1995, Petrie made an initial liquidating distribution to its shareholders of an aggregate of 26,173,718 shares of Toys Common Stock, or 62.2% of the Toys Common Stock held by Petrie, pursuant to Petrie's Plan of Liquidation and Dissolution. In the Distribution, Petrie's shareholders received 0.5 of a share of Toys Common Stock for every share of Petrie Common Stock held of record at the close of business on March 16, 1995.

  Following the Distribution, Petrie holds 15,902,702 shares of Toys Common Stock. As of the close of business on April 18, 1995, the shares of Toys Common Stock held by Petrie had an aggregate market value of approximately $413.5 million.

  Petrie expects to make another distribution of Toys Common Stock sometime later this year as the Liabilities are reduced. The size of the next distribution has not yet been determined and will depend upon the extent to which the Liabilities have been reduced and the number of shares of Toys Common Stock then required to be retained to provide, if necessary, for the payment of the Liabilities. As of April 18, 1995, the closing price per share of Toys Common Stock as reported on the New York Stock Exchange Composite Tape was $26 per share, and during the fifty-two weeks prior to April 18, 1995, the price per share of Toys Common Stock has fluctuated from a high of $39 to a low of $23 3/4. No assurance can be given as to the future market prices of Toys Common Stock (and, accordingly, as to the number of shares of Toys Common Stock required to be retained in light of any particular level of Liabilities) or as to the extent to which Petrie will be successful in reducing the Liabilities. As noted above, prior to the next distribution, and in accordance with the Amended and Restated Cash Collateral Agreement and the Side Letter Agreement, Petrie is considering entering into a hedge or similar arrangement that protects the value of its remaining shares of Toys Common Stock in light of its remaining Liabilities. No assurance can be given as to the effect that a hedge or similar arrangement would have on the value of the Toys Common Stock available for distribution to shareholders of Petrie.

  Sometime during the second half of Petrie's fiscal year ending February 3, 1996, but not later than January 24, 1996, Petrie will place its then remaining shares of Toys Common Stock and any other assets it then holds in the Liquidating Trust, and Petrie's shareholders will become holders of beneficial interests in the Liquidating Trust. Additional distributions of the shares of Toys Common Stock held by Petrie will be made from time to time to holders of beneficial interests in the Liquidating Trust to the extent that such shares are not needed to satisfy the Liabilities.

  As noted above, the Liabilities consist primarily of contingent liabilities related to the Lease Guarantees, the Tax Audit and the Multiemployer Plan. As of April 18, 1995, Petrie believes that the aggregate contingent liability related to the Lease Guarantees, should the lessees thereunder fail to perform on the underlying lease obligations, has been reduced to approximately $140 million from the approximately $680 million in contingent liability related to the Lease Guarantees outstanding on April 1, 1994. Of such $140 million in Lease Guarantees, underlying lease obligations of $26.4 million, $24.2 million, $21.4 million, $18.7 million, $15.5 million and $33.8 million are payable by the lessees thereunder during fiscal year 1996, fiscal year 1997, fiscal year 1998, fiscal year 1999, fiscal year 2000 and thereafter, respectively. Petrie is continuing to seek to negotiate further reductions in its contingent liability related to the Lease Guarantees. Since the sale of the retail operations on December 9, 1994, Petrie has not been required to, and is not currently aware of any existing conditions which would cause it to have to, make any payments with respect to the underlying lease obligations as a result of any defaults by the lessees thereunder. As of April 18, 1995, Petrie does not believe that the amounts that may be payable by it in connection with the Tax Audit or the Multiemployer Plan would have a material adverse effect on Petrie's financial position.

  As of April 18, 1995, Petrie has approximately $8.4 million in cash (and cash equivalents). Petrie believes that its cash will be adequate to fund the costs and expenses related to its liquidation and those of administering the Liquidating Trust. Such costs and expenses include salaries, accounting fees, legal fees, transfer agent fees, trustee fees, insurance, exchange listing fees, Securities and Exchange Commission filing fees, and printing and shareholder communications expenses. To the extent that there is cash remaining upon the termination of the Liquidating Trust, such cash will be distributed to the Liquidating Trust's beneficial owners.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
        --------------------------------------------

  See pages F-1 through F-17 annexed hereto. The schedule required under Regulation S-X is included herein on page F-18.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
FINANCIAL DISCLOSURE.
- ---------------------

  On November 6, 1994, David Zack, a retired partner in David Berdon & Co. LLP ("David Berdon"), the independent auditors of Petrie at that time, was appointed as an executor of the Estate of Milton Petrie, the founder and former chairman of Petrie. As a result of such appointment, it was determined that David Berdon may no longer be deemed independent and, on November 14, 1994, Petrie's Board of Directors and Petrie's audit committee approved the appointment of Ernst & Young LLP ("Ernst & Young") as Petrie's independent auditors for the fiscal year ended January 28, 1995 to replace David Berdon.

  David Berdon's reports on Petrie's financial statements for the two year period ended January 29, 1994 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

  During the two year period ended January 29, 1994 and the six month period ended July 30, 1994, Petrie did not have any disagreements with David Berdon on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of David Berdon, would have caused David Berdon to make reference thereto in connection with its reports, nor did David Berdon advise Petrie as to any "reportable events" as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

  During the two year period ended January 29, 1994 and the six month period ended July 30, 1994, Petrie had not consulted with Ernst & Young regarding any of the matters listed in Item 304(a)(2)(i)-(ii) of Regulation S-K.

  Petrie requested that David Berdon furnish a letter addressed to the Securities and Exchange Commission (the "Commission") stating whether it agrees with the above statements. A copy of the letter from David Berdon to the Commission, dated November 17, 1994, was filed as Exhibit 16.1 to Petrie's Current Report on Form 8-K, filed with the Commission on November 17, 1994, and is incorporated herein by reference.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PETRIE.
         -------------------------------------------

GENERAL

  The following table shows the executive officers and directors of Petrie, their respective ages, the date each director or officer was first elected and all positions currently held with Petrie by each such person:

                                     YEAR FIRST ELECTED
                                         A DIRECTOR               POSITION WITH
         NAME                    AGE     OR OFFICER                   PETRIE
         ----                    --- ------------------ ----------------------------------
Hilda Kirschbaum Gerstein.......  84        1956        President; Chief
                                                        Executive Officer; Director
H. Bartlett Brown...............  59        1995        Treasurer; Principal Financial
                                                        Officer; Principal Accounting
                                                        Officer
Stephanie R. Joseph.............  48        1995        Secretary; Principal Legal Officer
Joseph H. Flom..................  71        1982        Director
Jean Roberts....................  78        1963        Director
Dorothy Fink Stern..............  76        1956        Director
Laurence A. Tisch...............  72        1983        Director
Raymond S. Troubh...............  68        1994        Director

  The term of office of each executive officer and director expires upon the consummation of the dissolution of Petrie in accordance with Section 1006 of the New York Business Corporation Law.

  Hilda Kirschbaum Gerstein became President and Chief Executive Officer of Petrie following the consummation of the Sale in December 1994. Ms. Gerstein is also a consultant to Petrie Retail. She was President of Petrie from September 1972 to November 1982 and Treasurer of Petrie from January 1982 to September 1982. Ms. Gerstein was Senior Vice President from 1971 to 1972 and Vice President of Petrie from 1956 to 1971. She has been employed by Petrie since 1932.

  H. Bartlett Brown has been Treasurer, Principal Financial Officer and Principal Accounting Officer of Petrie since February 1995. Mr. Brown is also a tax consultant. Mr. Brown was a partner in Ernst & Young LLP, an accounting firm, from October 1970 until September 1994.

  Stephanie R. Joseph has been Secretary and Principal Legal Officer of Petrie since February 1995. She is the founder and President of The Directors' Network Inc., a corporate consulting firm that prepares directors for their boardroom responsibilities, since March 1994. Ms. Joseph is also a member of the Board of Directors of the American Heart Association--New York City Affiliate. From May 1984 until June 1992, she was employed as the Associate General Counsel of American Express Company.

  Joseph H. Flom has been a partner in Skadden, Arps, Slate, Meagher & Flom, a law firm and counsel to Petrie and the Estate of Milton Petrie, for more than the past five years.

  Jean Roberts was employed by Petrie from 1937 until December 1993 when she resigned as Executive Vice President.

  Dorothy Fink Stern is a consultant to Petrie Retail. Ms. Stern was employed by Petrie from 1935 until July 1993 when she resigned as Executive Vice President.

  Laurence A. Tisch is Co-Chairman of the Board and Co-Chief Executive Officer of Loews Corporation, a diversified holding company. Prior to 1994, Mr. Tisch had been the Chairman of the Board and Co-Chief Executive Officer of Loews Corporation. He is also Chairman of the Board, President and Chief Executive Officer of CBS Inc., a television network and broadcaster since December 1990, having served as President and Chief Executive Officer of CBS Inc. since January 1987 and prior thereto as acting Chief Executive Officer since September 1986. Mr. Tisch has been a Director of CBS Inc. since 1985. He is also Chief Executive Officer of CNA Financial Corp., an insurance and financial services company and a publicly-held subsidiary of Loews Corporation; a Director of Bulova Corporation, a watch manufacturer and a publicly-held subsidiary of Loews Corporation; a Director of Automatic Data Processing, Inc., a provider of payroll and processing services, and a Director of Federated Department Stores, Inc., an operator of department stores. Mr. Tisch is also Chairman of the Board of Trustees of New York University; a Trustee of The Metropolitan Museum of Art, The New York Public Library and the Carnegie Corporation; and a member of the Council of Foreign Relations.

  Raymond S. Troubh was elected a Director in April 1994. He has been a financial consultant for more than five years. Mr. Troubh is a former governor of the American Stock Exchange and a former general partner of Lazard Freres & Co., an investment banking firm. He is a Director of ADT Limited, a security systems company; American Maize-Products Company, a corn products manufacturer; Applied Power Inc., a hydraulic and mechanical equipment manufacturer; ARIAD Pharmaceuticals, Inc., a pharmaceutical company; Becton, Dickinson and Company, a healthcare products manufacturer; Benson Eyecare Corporation, an eyecare and eyewear company; Foundation Health Corporation, a healthcare company; General American Investors Company, an investment and advisory company; Manville Corporation, a mining and forest products company; Olsten Corporation, a temporary personnel and healthcare services company; Riverwood International Corporation, a wood derivative products company; Time Warner Inc., a media and entertainment company; Wheeling-Pittsburgh Corporation, a holding company; America West Airlines, Inc., an airline; and Triarc Companies, Inc., a diversified holding company.

MEETINGS AND STANDING COMMITTEES OF PETRIE'S BOARD OF DIRECTORS

  Petrie's Board of Directors met 13 times during the fiscal year ended January 28, 1995. The Board of Directors has audit and compensation committees but has no nominating committee.

  The audit committee is responsible for (i) recommending the selection, retention or termination of Petrie's independent auditors, (ii) reviewing with such auditors the overall scope of the audit, (iii) reviewing Petrie's financial statements and audit results, including communications from the independent auditors relating to Petrie's accounting practices, procedures and internal accounting controls, (iv) reviewing the adequacy of internal control systems, including internal audit activities and the security of electronic data processing, (v) reviewing such other matters regarding Petrie's financial and accounting practices as it or Petrie's Board of Directors may deem advisable and (vi) monitoring Petrie's code of corporate conduct. The current members of the audit committee are Joseph H. Flom, Raymond S. Troubh and Dorothy Fink Stern, who have served on the audit committee since September 1992, August 1994 and April 1995, respectively.

  The compensation committee was established in April 1994. The compensation committee reviews and approves the salaries and bonuses of the executive officers of Petrie. The current members of the compensation committee are Joseph H. Flom and Raymond S. Troubh, who have both served on the compensation committee since its inception.

ITEM 11. EXECUTIVE COMPENSATION.
         ----------------------
GENERAL

  The following table sets forth the total annual compensation paid or accrued by Petrie to or for the account of the current chief executive officer, the chief executive officer prior to the Sale and two former executive officers for whom disclosure would have been required if those individuals had been serving as executive officers of Petrie on January 28, 1995:

                           SUMMARY COMPENSATION TABLE

                          ANNUAL COMPENSATION(1)     LONG-TERM COMPENSATION AWARDS
                         ------------------------ --------------------------------------
                                                  RESTRICTED   OPTIONS/SARS
   NAME AND PRINCIPAL    FISCAL                     STOCK        (NO. OF     ALL OTHER
        POSITION          YEAR   SALARY   BONUS     AWARDS       SHARES)    COMPENSATION
   ------------------    ------ -------- -------- ----------   ------------ ------------
Hilda Kirschbaum
 Gerstein(3)............  1995  $600,000
 Chief Executive Offi-    1994   575,000                         150,494
 cer, President           1993   550,000
 and Director
Allan Laufgraben(3).....  1995   367,788            56,187(2)                  $2,446(4)
 Former Vice Chairman,    1994   400,000 $135,000   69,063(2)                   1,300
 President and Chief      1993   375,000  373,000   61,563(2)                     600
 Executive Officer
Jay Galin(3)............  1995   649,038           200,000(2)                   5,226(4)
 Former Executive Vice    1994   925,000                                        5,319
 President of Petrie      1993   700,000           200,000(2)                   5,849
 and President of G&G
 Shops, Inc., a former
 wholly owned subsidiary
 of Petrie
Daniel G. Maresca(3)....  1995   367,788                                        3,759(4)
 Former Executive Vice    1994   400,000                                          600
 President of Petrie      1993   375,000                                          600
 and President of
 Winkelman Stores, Inc.,
 a former wholly owned
 subsidiary of Petrie

- --------
(1) While each of the named individuals received perquisites or other personal benefits in the years shown, in accordance with the Commission's regulations, the values of these benefits are not indicated since they did not exceed in the aggregate the lesser of $50,000 or 10% of the individual's salary and bonus in any fiscal year.
(2) Represents the fair market value on the day prior to the grant of restricted shares of Petrie Common Stock pursuant to employment agreements. The aggregate number and fair market value as of January 28, 1995 of restricted shares awarded since the beginning of fiscal year 1992 are as follows: (i) Mr. Galin: 16,988 shares ($382,455); (ii) Mr. Laufgraben:
    10,000 shares ($225,000); and (iii) Mr. Maresca: 5,000 shares ($112,500).
    The restricted shares vest upon award and are entitled to dividends at the same rate as dividends paid on unrestricted shares of Petrie Common Stock.
(3) Allan Laufgraben, Jay Galin and Daniel G. Maresca resigned from their positions as executive officers of Petrie effective December 9, 1994. Hilda Kirschbaum Gerstein was elected President and Chief Executive Officer of Petrie effective December 9, 1994. Petrie is no longer a party to any compensation arrangements covering Mr. Laufgraben, Mr. Galin, Mr. Maresca or Ms. Gerstein.
(4) The amounts shown include (i) for Mr. Galin, Petrie's contribution to his Profit Sharing Plan account in the amount of $4,626 in fiscal year 1995;
    (ii) contributions to Petrie's 401(k) accounts in the following amounts:
    $1,846 for Mr. Laufgraben and $3,159 for Mr. Maresca in fiscal year 1995; and (iii) premiums paid by Petrie with respect to term life insurance in the following amount: $600 for each of Mr. Laufgraben, Mr. Galin and Mr. Maresca in fiscal year 1995.

OPTIONS

  No options were granted or exercised during fiscal year 1995 nor were any options outstanding at January 28, 1995.

DIRECTORS' COMPENSATION

  Directors receive no meeting attendance fees or any other compensation for serving on Petrie's Board of Directors or any committee thereof, other than Raymond S. Troubh, who receives $45,000 per annum.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  No executive officer of Petrie serves: (i) as a member of the compensation committee, another board committee performing equivalent functions or the board of directors of another entity, one of whose executive officers serves on the Board of Directors of Petrie; (ii) as a director of another entity, one of whose executive officers serves on the Board of Directors of Petrie; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions, or in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers serve on the Board of Directors of Petrie.

  During the fiscal year ended January 28, 1995, Joseph H. Flom and Raymond S. Troubh served on Petrie's compensation committee. Mr. Flom is a partner in Skadden, Arps, Slate, Meagher & Flom ("Skadden, Arps"), counsel to Petrie and the Estate of Milton Petrie. Mr. Troubh served as Treasurer of Petrie from December 9, 1994 to February 7, 1995.

  Except as described above, no member of Petrie's compensation committee: (i) was, during the fiscal year ended January 28, 1995, an officer or employee of Petrie or any of its subsidiaries; (ii) was formerly an officer of Petrie or any of its subsidiaries; or (iii) had any relationship requiring disclosure by Petrie under any paragraph of Item 404 of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         ---------------------------------------------------------------

  The following table sets forth, as of March 31, 1995, certain information with respect to (i) the only persons who, to the best knowledge of Petrie, were the beneficial owners of more than five percent of the outstanding shares of Petrie Common Stock, the only class of voting security of Petrie, and (ii) the number of shares of Petrie Common Stock beneficially owned by each Director of Petrie.

                                                                 TOTAL NUMBER OF
                                             SHARES BENEFICIALLY   PERCENT OF
NAME OF BENEFICIAL OWNER                            OWNED             CLASS
- ------------------------                     ------------------- ---------------
The Estate of Milton Petrie.................     28,158,866(1)        53.8%
Joseph H. Flom..............................              0(2)         --
Hilda Kirschbaum Gerstein...................        292,268(2)          *
Jean Roberts................................         58,584             *
Dorothy Fink Stern..........................        180,191(2)          *
Laurence A. Tisch...........................          1,000(2)          *
Raymond S. Troubh...........................              0            --

- --------
   *Less than one percent of the outstanding Petrie Common Stock.
(1) Includes 47,592 shares owned by a trust of which Mr. Milton Petrie was the trustee. The Estate has sole voting and dispositive power over 28,111,274 shares.
(2) Mr. Flom, Ms. Gerstein, Jerome A. Manning, Bernard Petrie, Carroll Petrie, Ms. Stern, Mr. Tisch and David Zack have been appointed executors of the Estate of Milton Petrie. The executors share equally the power to dispose of, and to vote, the shares held by the Estate. Mr. Flom, Ms. Gerstein, Ms. Stern and Mr. Tisch disclaim beneficial ownership of the shares held by the Estate.

  As of April 18, 1995, all executive officers and directors of Petrie and Petrie's affiliates, as a group (nine persons), beneficially owned 28,690,909 shares of Petrie Common Stock, which constituted approximately 54.8 percent of the shares deemed outstanding on that date. Except as otherwise noted in the footnotes to the above table, each person listed in the above table has sole voting power and sole investment power with respect to such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         -----------------------------------------------

  The section of the Petrie Proxy Statement, dated as of November 3, 1994, entitled "The Disposition--Interests of Certain Persons in the Retail Operations Stock Purchase" is incorporated herein by reference and made a part hereof.

  Bear, Stearns & Co. Inc. ("Bear Stearns"), an investment banking firm, has provided services to Petrie during the past year in the ordinary course of business. Until March 15, 1995, Alan C. Greenberg, Chairman of the Board of The Bear Stearns Companies, Inc., the parent company of Bear Stearns, was a director of Petrie and a member of Petrie's audit committee.

  Skadden, Arps is counsel to Petrie and the Estate of Milton Petrie, and has provided services to each. Joseph H. Flom, a director of Petrie, a member of Petrie's audit and compensation committees and an executor of the Estate of Milton Petrie, is a partner in Skadden, Arps. See Item 12--"Security Ownership of Certain Beneficial Owners and Management."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

  (a)(1), (2) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE.

    See Index to Financial Statements and Financial Statement Schedule set forth herein at page F-1.

  (a)(3) LIST OF EXHIBITS.

       2.1       Form of Plan of Liquidation and Dissolution of Petrie
                 (incorporated herein by reference to Annex C to Petrie's Proxy
                 Statement, dated as of November 3, 1994).
       3.1 Restated Certificate of Incorporation of Petrie, as amended to date (incorporated herein by reference to Exhibit 3.1 to Petrie's Annual Report on Form 10-K for the year ended January
                 31, 1986).
       3.2       By-laws of Petrie, as amended.
      10.1 Toys Acquisition Agreement, dated as of April 20, 1994, between Petrie and Toys "R" Us (incorporated herein by reference to Annex B to Petrie's Proxy Statement, dated as of November 3, 1994).
      10.2       Amendment No. 1 to the Toys Acquisition Agreement, dated as of
                 May 10, 1994, between Petrie and Toys "R" Us (incorporated herein by reference to Annex B to Petrie's Proxy Statement, dated as of November 3, 1994).
      10.3       Retail Operations Stock Purchase Agreement, dated as of August
                 23, 1994, between Petrie and WP Investors (incorporated herein by reference to Annex A to Petrie's Proxy Statement, dated as of November 3, 1994).
      10.4       Amendment No. 1 to the Retail Operations Stock Purchase
                 Agreement, dated as of November 3, 1994, among WP Investors,
                 PS Stores and Petrie (incorporated herein by reference to Annex A to Petrie's Proxy Statement, dated as of November 3,
                 1994).
      10.5 Cross-Indemnification and Procedure Agreement, dated as of December 9, 1994, between PS Stores and Petrie.
      10.6 Buyer Indemnification Agreement, dated as of December 9, 1994, among Toys "R" Us, Petrie, PS Stores, Petrie Retail and all subsidiaries of PS Stores.
      10.7       Seller Indemnification Agreement, dated as of December 9,
                 1994, among Toys "R" Us, Petrie, PS Stores, Petrie Retail and all subsidiaries of PS Stores.
      10.8       Restated and Amended Cash Collateral Agreement, dated as of
                 December 9, 1994 as amended as of January 24, 1995, among
                 Petrie, Custodial Trust Company as Collateral Agent, PS Stores and certain subsidiaries and directors thereof (incorporated herein by reference to Exhibit 10.2 to Petrie's Current Report on Form 8-K, dated as of January 24, 1995).
      10.9       Side Letter Agreement, dated as of January 24, 1995, between
                 Petrie and Toys "R" Us (incorporated herein by reference to Exhibit 10.3 to Petrie's Current Report on Form 8-K, dated as of January 24, 1995).
      10.10 Escrow Agreement, dated as of January 24, 1995, between Petrie and Custodial Trust Company (incorporated herein by reference to Exhibit 10.1 to Petrie's Current Report on Form 8-K, dated as of January 24, 1995).
      10.11 Form of Liquidating Trust Agreement (incorporated herein by reference to Annex D to Petrie's Proxy Statement, dated as of November 3, 1994).
      16.1       Letter from David Berdon, dated as of November 17, 1994
                 (incorporated herein by reference to Exhibit 10.1 to Petrie's
                 Current Report on Form 8-K, dated as of November 14, 1994).

  (b) REPORTS ON FORM 8-K.

    (1) Current Report on Form 8-K, dated as of November 17, 1994, reporting that (a) the Retail Operations Stock Purchase Agreement had been amended by Amendment No. 1 to the Retail Operations Stock Purchase Agreement, dated as of November 3, 1994, between Petrie and WP Investors; (b) Petrie had announced on November 10, 1994 that it was calling for redemption on December 12, 1994 all of the outstanding Debentures and (c) the receipt of a private letter ruling from the IRS.

    (2) Current Report on Form 8-K, dated as of November 17, 1994, reporting the change in Petrie's independent auditors.

    (3) Current Report on Form 8-K, dated as of December 21, 1994, reporting the consummation of the Sale, including pro forma financial information.

    (4) Current Report on Form 8-K, dated as of February 1, 1995, reporting the consummation of the Exchange.

    (5) Current Report on Form 8-K, dated as of March 28, 1995, reporting the Distribution.

  (c) See Item 14(a)(3) above. Petrie will furnish to any shareholder, upon written request, any exhibit listed in response to Item 14(a)(3) upon payment by such shareholder of Petrie's reasonable expenses in furnishing any such exhibit.

  (d) See Item 14(a)(2) above.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Petrie Stores Corporation

                                              /s/ Hilda Kirschbaum Gerstein
                                          By __________________________________
                                                 HILDA KIRSCHBAUM GERSTEIN
                                                 PRESIDENT, CHIEF EXECUTIVE
                                                    OFFICER AND DIRECTOR

                                          Dated: April 24, 1995

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Dated: April 24, 1995

   /s/ Hilda Kirschbaum Gerstein
By __________________________________
      HILDA KIRSCHBAUM GERSTEIN
      PRESIDENT, CHIEF EXECUTIVE
                OFFICER
             AND DIRECTOR

       /s/ H. Bartlett Brown
By __________________________________
          H. BARTLETT BROWN
    TREASURER, PRINCIPAL FINANCIAL
                OFFICER
   AND PRINCIPAL ACCOUNTING OFFICER

      /s/ Stephanie R. Joseph
By __________________________________
         STEPHANIE R. JOSEPH
    SECRETARY AND PRINCIPAL LEGAL
                OFFICER

         /s/ Joseph H. Flom
By __________________________________
            JOSEPH H. FLOM
               DIRECTOR

          /s/ Jean Roberts
By __________________________________
             JEAN ROBERTS
               DIRECTOR

       /s/ Dorothy Fink Stern
By __________________________________
          DOROTHY FINK STERN
               DIRECTOR

       /s/ Laurence A. Tisch
By __________________________________
          LAURENCE A. TISCH
               DIRECTOR

       /s/ Raymond S. Troubh
By __________________________________
          RAYMOND S. TROUBH
               DIRECTOR

                           PETRIE STORES CORPORATION

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENTS
  Reports of Independent Auditors.........................................................................  F-2
  Statement of Net Assets in Liquidation--January 28, 1995................................................  F-4
  Consolidated Balance Sheet--January 29, 1994............................................................  F-5
  Consolidated Statements of Operations--For each of the three fiscal years in the period ended January 28, 1995.............................................................  F-6
  Consolidated Statements of Shareholders' Equity--For each of the three fiscal years in the period ended January 28, 1995......................................................  F-7
  Consolidated Statements of Cash Flows--For each of the three fiscal years in the period ended January 28, 1995.............................................................  F-8
  Notes to Consolidated Financial Statements..............................................................  F-9
FINANCIAL STATEMENT SCHEDULE
  VIII. Valuation and Qualifying Accounts................................................................. F-18

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Petrie Stores Corporation

  We have audited the accompanying statement of net assets in liquidation of Petrie Stores Corporation as of January 28, 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  As described in Note 1 to the financial statements, the shareholders of Petrie Stores Corporation approved a plan of liquidation on January 24, 1995, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting, at January 28, 1995, from the going-concern basis to a liquidation basis.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Petrie Stores Corporation and its former subsidiaries as of January 28, 1995 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles applied on the basis described in the preceding paragraph. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          Ernst & Young LLP

MetroPark, New Jersey
April 18, 1995

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Petrie Stores Corporation

  We have audited the accompanying consolidated balance sheet of Petrie Stores Corporation and subsidiaries as of January 29, 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended January 29, 1994 and January 30, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Petrie Stores Corporation and subsidiaries as of January 29, 1994 and the results of their operations and their cash flows for the years ended January 29, 1994 and January 30, 1993, in conformity with generally accepted accounting principles.

  As discussed in Notes 1, 3, and 6 to the consolidated financial statements, the Company changed its method of accounting for investments in common stock, income taxes and postretirement benefits other than pensions in fiscal 1994.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index at Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          David Berdon & Co. LLP

New York, New York
March 24, 1994

                           PETRIE STORES CORPORATION

             STATEMENT OF NET ASSETS IN LIQUIDATION (NOTES 1 AND 2)

                                JANUARY 28, 1995
                                 (IN THOUSANDS)

                               ASSETS
                               ------
Cash and cash equivalents........................................... $   11,854
Investments in common stock.........................................  1,262,293
                                                                     ----------
    Total assets....................................................  1,274,147
                            LIABILITIES
                            -----------
Accrued expenses and other liabilities..............................      9,495
Deferred income taxes...............................................    428,182
                                                                     ----------
    Total liabilities...............................................    437,677
Commitments and contingencies.......................................
                                                                     ----------
Net assets in liquidation........................................... $  836,470
                                                                     ==========




                            See accompanying notes.

                           PETRIE STORES CORPORATION

                      CONSOLIDATED BALANCE SHEET (NOTE 2)

                                JANUARY 29, 1994
                                 (IN THOUSANDS)

                               ASSETS
                               ------
Current assets:
  Cash and cash equivalents......................................... $   39,290
  Investments in common stock.......................................     35,740
  Accounts receivable:
    Trade, less allowance for doubtful accounts of $2,450...........     49,999
    Other...........................................................     13,745
  Merchandise inventories...........................................    187,627
  Deferred income taxes.............................................      7,456
  Prepaid expenses..................................................      6,887
                                                                     ----------
Total current assets................................................    340,744
Investments in common stock.........................................  1,481,937
Property and equipment, at cost:
  Land..............................................................      2,777
  Buildings and improvements........................................     16,157
  Leasehold costs, improvements, store fixtures and equipment.......    588,450
                                                                     ----------
                                                                        607,384
Less accumulated depreciation and amortization......................    339,409
                                                                     ----------
                                                                        267,975
Excess of cost over the fair value of net assets acquired, less ac-
   cumulated amortization
   of $28,176.......................................................     89,602
Other assets:
  Debt issuance costs, less accumulated amortization of $574........      1,155
  Other.............................................................      6,394
                                                                     ----------
                                                                          7,549
                                                                     ----------
Total assets........................................................ $2,187,807
                                                                     ==========
                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------
Current liabilities:
  Short-term borrowings............................................. $   20,000
  Accounts payable..................................................     26,993
  Accrued expenses and other liabilities............................     44,917
                                                                     ----------
Total current liabilities...........................................     91,910
Long-term liabilities:
  Convertible subordinated debentures...............................    124,952
  Deferred income taxes.............................................    600,678
  Other.............................................................      5,704
                                                                     ----------
                                                                        731,334
Commitments and contingencies
Shareholders' equity:
  Common stock--$1 par value, authorized 80,000,000 shares; issued
   46,770,202 shares................................................     46,770
  Additional paid-in capital........................................     93,973
  Retained earnings.................................................    462,079
  Unrealized gain on investments in common stock, net...............    761,777
                                                                     ----------
                                                                      1,364,599
  Less treasury stock--at cost (1,669 shares).......................         36
                                                                     ----------
    Total shareholders' equity......................................  1,364,563
                                                                     ----------
    Total liabilities and shareholders' equity...................... $2,187,807
                                                                     ==========

                            See accompanying notes.

                           PETRIE STORES CORPORATION

                 CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 2)

                                                         YEARS ENDED
                                             -----------------------------------
                                             JANUARY 28, JANUARY 29, JANUARY 30,
                                                1995        1994*       1993*
                                             ----------- ----------- -----------
                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                          AMOUNTS)
Corporate overhead.........................   $    (430)
Interest expense...........................      (8,605)  $(10,066)   $(10,066)
Investment income..........................       1,293
                                              ---------   --------    --------
Loss from continuing operations before in-
 come taxes................................      (7,742)   (10,066)    (10,066)
Income tax benefit.........................       1,114      3,523       3,925
                                              ---------   --------    --------
Loss from continuing operations............      (6,628)    (6,543)     (6,141)
(Loss) income from discontinued operations,
 net of income taxes.......................    (410,027)   (42,140)     20,983
                                              ---------   --------    --------
(Loss) income before cumulative effect of
 changes in accounting principles..........    (416,655)   (48,683)     14,842
Cumulative effect of changes in accounting
 for investments and income taxes, net.....                 10,685
                                              ---------   --------    --------
Net (loss) income..........................   $(416,655)  $(37,998)   $ 14,842
                                              =========   ========    ========
(Loss) income per share:
Loss from continuing operations............   $    (.14)  $   (.14)   $   (.13)
Loss (income) from discontinued operations.       (8.61)      (.90)        .45
Cumulative effect of changes in accounting
 principles................................                    .23
                                              ---------   --------    --------
                                              $   (8.75)  $   (.81)   $    .32
                                              =========   ========    ========
Weighted average number of shares..........      47,600     46,768      46,758
                                              =========   ========    ========

- --------
*Restated to conform to fiscal year 1995 presentation (Note 2).


                            See accompanying notes.

                           PETRIE STORES CORPORATION

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (NOTE 2)

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                       UNREALIZED
                          COMMON                        GAIN ON
                           STOCK  ADDITIONAL           INVESTMENT TREASURY STOCK       TOTAL
                          ($1 PAR  PAID-IN   RETAINED  IN COMMON  ---------------  SHAREHOLDERS'
                          VALUE)   CAPITAL   EARNINGS  STOCK, NET SHARES   AMOUNT     EQUITY
                          ------- ---------- --------  ---------- -------  ------  -------------
Balance at February 2,
 1992...................  $46,769  $ 93,946  $503,938              16,399  $(356)   $  644,297
 Net income for the
  year..................                       14,842                                   14,842
 Cash dividends on
  common stock--$.20 per
  share.................                       (9,350)                                  (9,350)
 Acquisition of treasury
  stock.................                                            6,784   (151)         (151)
 Fair market value of
  treasury stock issued
  as compensation.......                  6                       (21,514)   471           477
                          -------  --------  --------   --------  -------  -----    ----------
Balance at January 30,
 1993...................   46,769    93,952   509,430        --     1,669    (36)      650,115
 Net loss for the year..                      (37,998)                                 (37,998)
 Cash dividends on
  common stock--$.20 per
  share.................                       (9,353)                                  (9,353)
 Shares issued--
  conversion of
  debentures............        1        21                                                 22
 Unrealized gain on
  investments in common
  stock, net............                                $761,777                       761,777
                          -------  --------  --------   --------  -------  -----    ----------
Balance at January 29,
 1994...................   46,770    93,973   462,079    761,777    1,669    (36)    1,364,563
 Net loss for the year..                     (416,655)                                (416,655)
 Cash dividends on
  common stock--$.15 per
  share.................                       (7,021)                                  (7,021)
 Shares issued--
  conversion of
  debentures............    5,564   121,119                                            126,683
 Common stock issued as
  compensation to
  officers..............       18       432                                                450
 Unrealized loss on
  investments in common
  stock, net............                                (231,550)                     (231,550)
                          -------  --------  --------   --------  -------  -----    ----------
Balance at January 28,
 1995...................  $52,352  $215,524  $ 38,403   $530,227    1,669  $ (36)   $  836,470
                          =======  ========  ========   ========  =======  =====    ==========


                            See accompanying notes.

                           PETRIE STORES CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)

                                                        YEARS ENDED
                                            -----------------------------------
                                            JANUARY 28, JANUARY 29, JANUARY 30,
                                               1995        1994        1993
                                            ----------- ----------- -----------
                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income.........................   $(416,655)  $(37,998)   $ 14,842
 Adjustments to reconcile net (loss) in-
  come to net cash (used in) provided by
  operating activities:
   Cumulative effect of changes in ac-
    counting for investments and income
    taxes, net............................                (10,685)
   Loss on disposal of discontinued opera-
    tions.................................     303,660
   Gain on sale of investments in common
    stock.................................        (336)
   Depreciation and amortization of prop-
    erty and equipment....................      45,905     56,804      57,803
   Other amortization.....................       2,506      3,208       3,120
   Loss on disposal of property and equip-
    ment..................................                 28,452       6,433
   Provision for doubtful accounts........       5,450      2,244       1,061
   Compensation in connection with stock
    options...............................                    339       3,386
   Fair market value of stock issued as
    compensation..........................         450                    477
   Loss from investment in common stock...                 13,661
   Deferred income taxes..................                (23,196)     (2,171)
   Changes in assets and liabilities:
     Decrease (increase) in:
     Accounts receivable..................      (9,132)   (27,517)       (811)
     Merchandise inventories..............     (32,080)        65     (35,396)
     Prepaid expenses.....................      (3,676)     1,158        (821)
     Other assets.........................          25       (113)       (377)
     Increase (decrease) in:
     Accounts payable.....................      10,731     (2,578)      2,225
     Accrued expenses and other liabili-
      ties................................      25,360      7,603       2,526
     Income taxes.........................      (2,030)    (9,231)        134
     Other long-term liabilities..........        (480)     2,104
                                             ---------   --------    --------
Net cash (used in) provided by operating
 activities...............................     (70,302)     4,320      52,431
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of retail operations,
 net of cash sold of $37,950..............     139,550
Additions to property and equipment.......     (42,172)   (63,935)    (73,244)
Proceeds on disposition of property and
 equipment................................                    802         588
Sale of investments in common stock.......      36,076      5,186
Purchase of investments in common stock...    (165,000)                (5,030)
                                             ---------   --------    --------
Net cash used in investing activities.....     (31,546)   (57,947)    (77,686)
CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term borrowings.................      83,277     20,000
Cash dividends............................      (7,021)    (9,353)     (9,350)
Redemption of principal amount of convert-
 ible subordinated debentures.............      (1,844)
Acquisition of treasury stock.............                               (151)
                                             ---------   --------    --------
Net cash provided by (used in) financing
 activities...............................      74,412     10,647      (9,501)
                                             ---------   --------    --------
Net decrease in cash and cash equivalents.     (27,436)   (42,980)    (34,756)
Cash and cash equivalents, beginning of
 year.....................................      39,290     82,270     117,026
                                             ---------   --------    --------
Cash and cash equivalents, end of year....   $  11,854   $ 39,290    $ 82,270
                                             =========   ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW IN-
 FORMATION
Cash paid during the year for:
 Interest.................................   $   6,475   $ 12,042    $ 10,701
 Income taxes.............................       1,573      7,744      13,792
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANC-
 ING ACTIVITIES
39,853,403 shares of Toys "R" Us common
 stock held by the Company were exchanged
 for 36,526,704 shares of Toys "R" Us com-
 mon stock held by Toys "R" Us in its
 treasury.
$123,108,000 of convertible subordinated
 debentures were exchanged for 5,563,829
 shares of the Company's common stock dur-
 ing the fiscal year ended January 28,
 1995. At the date of conversion, accrued
 interest of $4,731,000 payable on the De-
 bentures was contributed to additional
 paid-in capital.
$22,000 of convertible subordinated deben-
 tures were exchanged for 983 shares of
 the Company's common stock during the
 fiscal year ended January 29, 1994.

                            See accompanying notes.

                           PETRIE STORES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 28, 1995

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

  Prior to December 9, 1994, Petrie Stores Corporation operated a chain of retail stores specializing in women's apparel and located throughout the United States (including Puerto Rico and the U.S. Virgin Islands). Hereafter, the "Company" or "Petrie Stores Corporation" refers to Petrie Stores Corporation and its consolidated subsidiaries unless the context requires otherwise. At the Company's Annual Meeting, held on December 6, 1994, the Company's shareholders approved the sale of the Company's retail operations (Note 2). At the Company's Reconvened Annual Meeting, held on January 24, 1995, the Company's shareholders approved (i) an exchange of shares of Toys "R" Us, Inc. ("Toys R Us") common stock with Toys "R" Us (Note 3) and (ii) the liquidation and dissolution of the Company and the establishment of a liquidating trust. For financial statement presentation purposes, a liquidation basis of accounting was implemented as of January 28, 1995. The application of a liquidation basis had no effect on the Company's net assets as of January 28, 1995. The statement of net assets in liquidation at January 28, 1995 does not distinguish between current and long-term balances as would be reflected if such statement had been prepared on a going-concern basis. The accompanying consolidated balance sheet as of January 29, 1994 and the consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 28, 1995 are presented on a going-concern basis.

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of the Company and its former subsidiaries, all of which were wholly-owned. All significant intercompany transactions have been eliminated in consolidation.

  In December 1994, as part of the reorganization of the Company's retail operations in connection with their sale (Note 2), all of the Company's former subsidiaries with retail operations were transferred to Petrie Retail, Inc., then a wholly-owned subsidiary of the Company ("Petrie Retail"), and all of the shares of Toys "R" Us common stock held by Petrie's former subsidiaries were transferred to the Company. Thereafter, Petrie Retail was sold to PS Stores Acquisition Corp. (hereafter, including its subsidiaries and affiliates unless the context requires otherwise, "PS Stores"). As a result, the Company had no subsidiaries at January 28, 1995.

CASH EQUIVALENTS

  Cash equivalents consist of commercial paper, government securities, repurchase agreements and other income producing securities of less than ninety days maturity. These investments are carried at cost plus accrued interest, which approximates fair value.

DEBT ISSUANCE COSTS

  Debt issuance costs were amortized by the straight-line method over the term of the Company's 8% Convertible Subordinated Debentures due December 15, 2010 (the "Debentures") (Note 4).

INVESTMENTS IN COMMON STOCK

  Effective January 29, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires the Company's investments in common stock to be classified as either "trading" (securities the Company expects to sell in the near term) or "available for sale" and to be carried at market value with the unrealized gain or loss associated with trading securities to be included in the current year's statement of operations, and the unrealized gain or loss associated with available for sale securities to be presented as a separate component of shareholders' equity, net of applicable deferred taxes. Prior to the adoption of SFAS No. 115, the Company's investments in common stock were being accounted for by the cost method.

                           PETRIE STORES CORPORATION

INCOME TAXES

  Effective January 31, 1993, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires a change from the deferred method to the liability method of accounting for income taxes. Under this approach, tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

POSTRETIREMENT BENEFITS

  Effective January 31, 1993, the Company adopted the provisions of SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires that the projected future costs of providing postretirement benefits, such as healthcare and life insurance, be recognized as an expense as employees render service instead of when benefits are paid, as the Company historically had done. The adoption of this standard had no material effect on either the Company's operations or financial position in the year of adoption or prior years. Obligations under the Company's postretirement benefit plan were assumed by PS Stores in connection with the purchase of the Company's retail operations (Note 2).

EARNINGS PER SHARE

  Primary earnings per share has been computed based on the weighted average number of shares outstanding. Shares issuable upon the exercise of stock options have not been included in the primary earnings per share computation because the effect of such would not be material or would be anti-dilutive.

2. DISCONTINUED OPERATIONS

  On December 9, 1994, pursuant to the terms of a Stock Purchase Agreement, as amended, the Company completed the sale of the stock of Petrie Retail. The stock of Petrie Retail was sold to PS Stores for $190 million and the assumption by PS Stores of various liabilities, including but not limited to, all of the leases to which the Company or any of its subsidiaries was a party (Note 7). Taking into effect the approximately $12.5 million in expenses incurred by the Company in connection with such sale, the net cash purchase price was approximately $177.5 million.

  The results of the retail operations are accounted for as discontinued operations in the accompanying consolidated statements of operations. Amounts in the consolidated statements of operations and notes to the consolidated financial statements for the years ended January 29, 1994 and January 30, 1993 have been restated to conform to the fiscal year 1995 discontinued operations presentation.

  Significant accounting policies of discontinued operations were as follows:

INVENTORIES

  Merchandise inventories were valued at the lower of cost or market as determined by the retail method (average cost basis) and consisted of finished goods.

PROPERTY AND EQUIPMENT

  Property and equipment were recorded at cost. Depreciation and amortization of property and equipment were computed principally by the straight-line method based on the estimated useful lives of the assets. Leasehold improvements were amortized over the term of the lease or estimated useful life, whichever was shorter. Store opening costs were charged to earnings in the year the store was opened.

                           PETRIE STORES CORPORATION

Intangibles

  The excess of cost over the fair value of net assets acquired was amortized using the straight-line method over 40 years.

  Components of (loss) income from discontinued operations are as follows:

                                                      YEARS ENDED
                                            ----------------------------------
                                             JANUARY     JANUARY     JANUARY
                                             28, 1995    29, 1994    30, 1993
                                            ----------  ----------  ----------
                                                     (IN THOUSANDS)
Net sales.................................. $1,024,865  $1,480,071  $1,438,160
                                            ==========  ==========  ==========
(Loss) income from discontinued retail
 operations before income taxes ...........    (58,290)    (67,386)     33,108
Income taxes...............................      6,631      25,246     (12,125)
                                            ----------  ----------  ----------
(Loss) income from discontinued retail op-
 erations..................................    (51,659)    (42,140)     20,983
Loss on disposal...........................   (358,368)        --          --
                                            ----------  ----------  ----------
                                            $ (410,027) $  (42,140) $   20,983
                                            ==========  ==========  ==========

  The loss on disposal represents a provision for estimated operating losses through the disposal date and the excess of the net assets of the retail operations over the net cash proceeds received.

3. INVESTMENTS IN COMMON STOCK

  Effective January 29, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, investments in common stock, classified as trading securities and included in current assets in the accompanying Consolidated Balance Sheet at January 29, 1994, are being carried at a market value of $35,740,000, with an unrealized gain of $13,685,000, net of deferred income taxes of $5,800,000 included in the Consolidated Statement of Operations for the fiscal year ended January 29, 1994 as "Cumulative effect of changes in accounting for investments and income taxes, net." Investments in common stock classified as available for sale securities are being carried at a market value of $1,262,293,000 and $1,481,937,000 with unrealized gains of $942,380,000 and $1,326,777,000, net of deferred income taxes of $412,153,000 and $565,000,000, being credited to shareholders' equity at January 28, 1995 and January 29, 1994, respectively.

  The Company's investments in common stock classified as available for sale at January 28, 1995 and January 29, 1994 consist of shares of Toys "R" Us, a chain of specialty retail stores principally engaged in the sale of toys and children's clothing in the U.S. and abroad. On January 24, 1995, pursuant to the terms of an Acquisition Agreement, as amended, the Company exchanged (the "Exchange") with Toys "R" Us all of its shares of Toys "R" Us common stock (39,853,403 shares), plus $165 million in cash, for 42,076,420 shares of Toys "R" Us common stock (approximately 15.0% of Toys "R" Us outstanding common shares at January 28, 1995). In accordance with the Acquisition Agreement, the number of Toys "R" Us shares received by the Company in the Exchange was approximately 3.3 million shares less than the sum of the number of shares transferred by the Company plus the number of shares purchased with the $165 million cash payment. The market value of these shares retained by Toys "R" Us was approximately $100 million at January 28, 1995, and is reflected as a reduction to the unrealized gain on investments in common stock in the accompanying Consolidated Balance Sheet.

  Simultaneously with the closing of the Exchange, the Company placed 3,493,450 and 2,724,406 shares of Toys "R" Us common stock into an escrow account and a collateral account, respectively. These shares of

                           PETRIE STORES CORPORATION

Toys "R" Us common stock were placed into these accounts to secure the payment of the Company's contingent liabilities pursuant to the terms of the Acquisition Agreement, the Stock Purchase Agreement and other agreements with Toys "R" Us and/or PS Stores. The Company has agreed to maintain a value in the collateral account of at least $74,250,000 until a hedge or similar arrangement that protects the value of the Toys "R" Us common stock is in place. Due to recent fluctuations in the market price of Toys "R" Us common stock, on March 3, 1995, March 10, 1995 and March 14, 1995, the Company deposited 275,594, 100,000 and 100,000 additional shares of Toys "R" Us common stock, respectively, in the collateral account increasing the number of Toys "R" Us shares in the collateral account to 3,200,000 shares. Pursuant to the terms of an Amended and Restated Cash Collateral Agreement between the Company and PS Stores, PS Stores can request the collateral agent to sell the Toys "R" Us common stock in the collateral account if a hedge or similar arrangement that protects the value of the Toys "R" Us common stock in the collateral account is not implemented by May 31, 1995. In addition, the Company has agreed with Toys "R" Us pursuant to a letter agreement, dated as of January 24, 1995, that until such time as a hedge or similar arrangement is in place, the Company will retain, either individually or in combination, (i) cash in an amount of at least $177.5 million (the "Reserved Amount") or (ii) shares of Toys "R" Us common stock having a market value (as of January 20, 1995) of at least twice the Reserved Amount, to secure the payment of the Company's contingent liabilities (Note 7). Accordingly, at January 28, 1995, the Company is required to retain at least 11,703,056 shares of Toys "R" Us common stock (including the 3,493,450 shares of Toys "R" Us common stock held in an escrow account and the 3,200,000 shares of Toys "R" Us common stock held in a collateral account).

  As approved by the Company's shareholders on January 24, 1995, the Company will be liquidated and dissolved and the Toys "R" Us shares held by the Company will be distributed to its shareholders. In this regard, on March 24, 1995, 26,173,718 shares of Toys "R" Us common stock held by the Company were distributed to the Company's shareholders. During the second half of the Company's fiscal year ending February 3, 1996, but not later than January 24, 1996, the Company will place the then remaining shares of Toys "R" Us common stock in a liquidating trust established to provide for the Company's contingent liabilities (Note 7). The Company's shareholders will receive pro rata interests in the liquidating trust. Prior to making further distributions of shares of Toys "R" Us common stock to shareholders of the Company or establishing the liquidating trust, the Company is considering entering into a hedge or other similar arrangement that protects the value of the shares of Toys "R" Us common stock required to be retained to provide, if necessary, for the payment of the Company's contingent liabilities. The price per share of the Toys "R" Us common stock, as reported on the New York Stock Exchange Composite Tape, declined from $30 per share at January 28, 1995 to $26 per share at April 18, 1995.

  The Company has received a favorable private letter ruling from the Internal Revenue Service ("IRS") to the effect that the Exchange and the subsequent distribution of Toys "R" Us common stock to the Company's shareholders will qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended. The ruling further provides that the Company will not recognize any gain on these transactions. The Company's deferred tax liability was reduced by approximately $266 million as a result of the March 24, 1995 distribution. As future distributions are made, the deferred tax liability will be further reduced.

                           PETRIE STORES CORPORATION

  Condensed financial information of Toys "R" Us is presented below:

                                                        JANUARY 28,  JANUARY 29,
                                                           1995         1994
                                                        -----------  -----------
                                                            (IN THOUSANDS)
Balance sheet data:
  Current assets....................................... $2,530,713   $2,708,396
  Current liabilities..................................  2,136,943    2,075,051
                                                        ----------   ----------
  Working capital......................................    393,770      633,345
  Property and equipment--net (including leased prop-
   erty under capital leases)..........................  3,668,805    3,184,467
  Other assets.........................................    371,675      256,746
  Long-term liabilities and deferred taxes............. (1,005,375)    (926,276)
                                                        ----------   ----------
  Shareholders' equity................................. $3,428,875   $3,148,282
                                                        ==========   ==========
Company's investment in Toys "R" Us.................... $1,262,293   $1,499,942
                                                        ==========   ==========

                                                         YEARS ENDED
                                             -----------------------------------
                                             JANUARY 28, JANUARY 29, JANUARY 30,
                                                1995        1994        1993
                                             ----------- ----------- -----------
                                                       (IN THOUSANDS)
Income statement data:
  Net sales................................. $8,745,586  $7,946,067  $7,169,290
  Cost of sales.............................  6,007,958   5,494,766   4,968,333
  Net earnings..............................    531,767     482,953     437,824

  Through April 30, 1988, the Company accounted for its investment in the common stock of Toys "R" Us using the equity method of accounting. The Company's equity in undistributed earnings of Toys "R" Us, net of deferred taxes, included in retained earnings, amounted to $112,164,000, $113,590,000 and $117,636,000 at January 28, 1995, January 29, 1994 and January 30, 1993,
respectively.

  In May 1993, the Company's Board of Directors authorized appropriate officers of the Company to sell, from time to time, if they consider market conditions suitable, all or a portion of the Company's investment in Deb Shops, Inc. ("Deb Shops"). The Board also determined that, to the extent the Company realized losses on the sale of its Deb Shops stock, the Company would sell Toys "R" Us shares in an amount sufficient to offset such loss. These investments are classified as trading securities at January 29, 1994. The Company wrote down its investment in Deb Shops as of May 1, 1993 to market value pursuant to the provisions of SFAS No. 12, which resulted in a loss of $13,661,000 for the fiscal year ended January 29, 1994. On April 4, 1994, the Company sold all of its shares of Deb Shops for $6.05 per share or an aggregate price of $16,708,890.

4. CONVERTIBLE SUBORDINATED DEBENTURES

  During the fiscal year ended January 28, 1995, $123,108,000 principal amount of the Company's outstanding Debentures, including $104,499,000 principal amount of Debentures during December 1994, were converted into 5,563,829 shares of the Company's common stock. In connection with such conversions, unpaid interest of $4,731,000 at December 16, 1994 on the converted Debentures, net of related unamortized debt issuance and other conversion costs of $1,156,000, was credited to additional paid-in capital. The remaining $1,844,000 principal amount of Debentures was redeemed at a redemption price of $1,008 per $1,000 principal amount of Debentures, together with accrued and unpaid interest thereon.

5. SHAREHOLDERS' EQUITY

  In May 1992, shareholders approved the Company's 1992 Stock Option Plan (the "Option Plan"). The Option Plan was terminated in connection with the sale of the retail operations.

                           PETRIE STORES CORPORATION

  In August 1992, pursuant to the Option Plan, the Company granted two executive officers of the Company nonqualified stock options in tandem with stock appreciation rights to acquire 150,494 shares of the Company's common stock at $14 per share (300,988 shares in the aggregate), exercisable until August 2002. The grant of these options resulted in a charge against earnings in fiscal year 1993 amounting to approximately $3,400,000, which represented the excess of the market value of the shares at January 30, 1993 over the exercise price of $14 per share. These options replaced options that had been granted in November 1982, for a similar amount of shares at the same exercise price, which expired on August 31, 1992. No charge against earnings had been taken in connection with the expired options.

  In April 1993, the two executive officers exercised their stock options and each received approximately $1,900,000 in cash under the stock appreciation right feature of the Option Plan. The charge against earnings in connection with the Option Plan amounted to approximately $339,000 in fiscal year 1994, which represented the excess of the market value of the shares at the date of exercise over the January 30, 1993 market value.

6. INCOME TAXES

  Effective January 31, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes," resulting in the recording of a deferred tax benefit of $2,800,000, which amount represents the decrease in the net deferred tax liability as of such date. Such amount is included in the accompanying Consolidated Statement of Operations for the fiscal year ended January 29, 1994 as "Cumulative effect of changes in accounting for investments and income taxes, net." The effect of this change on the fiscal year 1994 loss from discontinued operations before cumulative effect of changes in accounting principles was not material. Financial statements of prior years have not been restated.

  The benefit for income taxes for continuing operations is as follows:

                                                         YEARS ENDED
                                             -----------------------------------
                                             JANUARY 28, JANUARY 29, JANUARY 30,
                                                1995        1994        1993
                                             ----------- ----------- -----------
                                                       (IN THOUSANDS)
Current:
  Federal...................................   $1,114      $1,510      $3,422
  State.....................................                              503
                                               ------      ------      ------
                                                1,114       1,510       3,925
Deferred:
  Federal...................................                2,013
                                               ------      ------      ------
                                               $1,114      $3,523      $3,925
                                               ======      ======      ======

  A reconciliation of the benefit for income taxes and the amount computed by applying the statutory federal income tax rate to the loss from continuing operations before income taxes is as follows:

                                                        YEARS ENDED
                                            -----------------------------------
                                            JANUARY 28, JANUARY 29, JANUARY 30,
                                               1995        1994        1993
                                            ----------- ----------- -----------
                                                      (IN THOUSANDS)
Tax benefit computed at federal statutory
 rate......................................   $2,632      $3,523      $3,422
Unpaid interest accrued on Debentures......    1,518
State tax benefit..........................                              503
                                              ------      ------      ------
Total......................................   $1,114      $3,523      $3,925
                                              ======      ======      ======

                           PETRIE STORES CORPORATION

  The following is a summary of the significant components of the Company's deferred tax liabilities and assets at January 28, 1995 and January 29, 1994:

                                                        JANUARY 28, JANUARY 29,
                                                           1995        1994
                                                        ----------- -----------
                                                            (IN THOUSANDS)
Deferred tax liabilities:
  Investments in common stock (Note 3).................  $428,182    $581,498
  Difference between tax and book depreciation.........                10,040
  Difference between the tax and book basis of certain
   assets, including those of acquired subsidiaries....                13,731
  Undistributed earnings of Puerto Rican subsidiaries..                12,596
  Other................................................                 2,362
                                                         --------    --------
    Total..............................................   428,182     620,227
Deferred tax assets:
  Merchandise inventories..............................                 4,795
  Restructuring charge.................................                 8,001
  Alternative minimum tax credit carryforward..........                 5,518
  Net operating loss and tax credit carryforwards......                 8,321
  Other................................................                 3,870
                                                         --------    --------
                                                              --       30,505
Valuation allowance....................................                (3,500)
                                                         --------    --------
    Total..............................................       --       27,005
                                                         --------    --------
    Net deferred tax liability.........................  $428,182    $593,222
                                                         ========    ========

  The valuation allowance related principally to tax credit carryforwards, as well as various states' net operating loss carryforwards. Under the provisions of SFAS No. 109, the valuation allowance has been allocated between current and noncurrent deferred tax assets on a pro rata basis. At January 28, 1995, the Company has no available net operating loss carryforwards.

7. COMMITMENTS AND CONTINGENCIES

  The Company is a guarantor of certain retail store leases to which former subsidiaries of the Company are parties. These leases expire at various times through 2005. Since December 1994, the Company has not been required to, and is not currently aware of any existing conditions which would cause the Company to have to, make any payments with respect to the underlying leases as a result of any defaults by the lessees thereunder. As of April 18, 1995, the Company believes that its aggregate contingent lease guarantee liability, should there be a default with respect to the underlying leases, is approximately $140 million. Of such $140 million in Lease Guarantees, the remaining underlying lease obligations of $26.4 million, $24.2 million, $21.4 million, $18.7 million, $15.5 million and $33.8 million are payable by the lessees thereunder during fiscal year 1996, fiscal year 1997, fiscal year 1998, fiscal year 1999, fiscal year 2000 and thereafter, respectively. The Company is continuing to seek to negotiate further reductions in its contingent liability related to the Lease Guarantees.

  Effective January 31, 1995, PS Stores withdrew from the United Auto Workers District 65 Security Plan Pension Fund (the "Multiemployer Plan"). Due to the underfunding of the Multiemployer Plan, PS Stores has incurred withdrawal liability pursuant to the Employee Retirement Income Security Act of 1974, as amended. Based upon preliminary discussions with the administrators and trustees of the Multiemployer Plan, the Company believes that the total withdrawal liability allocated to PS Stores will be approximately

                           PETRIE STORES CORPORATION

$12 million, with an additional liability allocated to PS Stores of approximately $2 million in excise taxes for the Multiemployer Plan's failure to meet certain Internal Revenue Code minimum funding standards. Pursuant to the Stock Purchase Agreement between the Company and PS Stores, PS Stores is responsible for the first $10 million in withdrawal and related liabilities, with the next $50 million of such liabilities allocated 75 percent to the Company and 25 percent to PS Stores. Accordingly, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position.

  The Company is being audited by the IRS for fiscal year 1989. The IRS has raised an issue regarding the manner in which the Company computed the basis of the Toys "R" Us common stock transferred pursuant to the exchange of certain of its exchangeable subordinated debentures. The Company is actively engaged in discussions with the IRS concerning this matter. Final resolution of this matter is several months away. After an extensive review of its records, the Company believes that any additional taxes (including interest) resulting from the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position.

  The Company believes that adequate accruals have been established in the accompanying financial statements to provide for any losses that may be incurred with respect to the aforementioned contingencies.

  The Company, its directors and certain former members of its senior management are defendants in a consolidated class action brought on behalf of the Company's shareholders. The plaintiffs in the action have alleged (i) that the Company's directors violated their fiduciary duties of loyalty and fair dealing by exclusively negotiating with PS Stores for the sale of the retail operations, (ii) that the Company's directors failed to adequately explore third-party interest and thus did not maximize shareholder value and (iii) that PS Stores was in possession of non-public information which allowed it to purchase the retail operations at an inadequate price. The plaintiffs seek, among other things, (i) to rescind the sale of the retail operations (Note 2),
(ii) a declaratory judgment that the individual defendants breached their fiduciary duties and/or (iii) to recover unspecified damages. The Company believes that the claims asserted in such complaints are without merit and not probable of resulting in a material adverse effect on the Company's financial position. The Company plans to contest this suit vigorously.

8. RESTRUCTURING CHARGE

  In May 1993, the Company adopted a restructuring plan, pursuant to which management identified approximately 290 stores it expected to close. In fiscal year 1994, the Company recorded a restructuring charge amounting to $35,000,000 which related primarily to the write-down of property and equipment (approximately $27,600,000) and lease settlements (approximately $3,700,000) associated with these expected store closings, with the balance representing severance payments. A restructuring reserve amounting to approximately $4,100,000 is included in "Accrued expenses and other liabilities" in the accompanying Consolidated Balance Sheet at January 29, 1994. This reserve related primarily to anticipated lease settlements (approximately $3,200,000) associated with these expected store closings, with the balance representing scheduled severance payments. An additional $2,100,000 related to severance payments. These liabilities were assumed by PS Stores.

                           PETRIE STORES CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

9. QUARTERLY FINANCIAL DATA (UNAUDITED)

  Summarized quarterly financial data for fiscal years 1995 and 1994 are as follows:

  Fiscal Year ended January 28, 1995:

                                            QUARTER
                               ----------------------------------------------
                                FIRST       SECOND        THIRD       FOURTH
                               -------     --------     ---------     -------
                                (IN THOUSANDS, EXCEPT PER SHARE
                                            AMOUNTS)
Loss from continuing opera-
 tions.......................  $(1,510)    $ (1,509)    $  (2,492)    $(1,117)
Income (loss) from discontin-
 ued operations..............    2,412      (13,336)     (391,079)     (8,024)
                               -------     --------     ---------     -------
Net income (loss)............      902      (14,845)     (393,571)     (9,141)
                               =======     ========     =========     =======
Income (loss) per share:
Loss from continuing opera-
 tions.......................     (.03)        (.03)         (.05)       (.02)
Income (loss) from discontin-
 ued operations..............      .05         (.29)        (8.36)       (.16)
                               -------     --------     ---------     -------
Net income (loss)............  $   .02     $   (.32)    $   (8.41)(4) $  (.18)
                               =======     ========     =========     =======

  Fiscal Year Ended January 29, 1994:
                                            QUARTER
                               ----------------------------------------------
                                FIRST       SECOND        THIRD       FOURTH
                               -------     --------     ---------     -------
                                (IN THOUSANDS, EXCEPT PER SHARE
                                            AMOUNTS)
Loss from continuing opera-
 tions.......................  $(1,535)    $ (1,535)    $  (1,485)    $(1,988)
Loss from discontinued opera-
 tions.......................   (4,943)     (30,860)       (3,666)     (2,671)
Cumulative effect of changes
 in accounting principles....    2,800                                  7,885
                               -------     --------     ---------     -------
Net income (loss)............   (3,678)(1)  (32,395)(2)    (5,151)      3,226(3)
                               =======     ========     =========     =======
Income (loss) per share:
Loss from continuing opera-
 tions.......................     (.03)        (.03)         (.03)       (.05)
Loss from discontinued opera-
 tions.......................     (.11)        (.66)         (.08)       (.05)
Cumulative effect of changes
 in accounting principles....      .06                                    .17
                               -------     --------     ---------     -------
Net income (loss)............  $  (.08)(1) $   (.69)(2) $    (.11)    $   .07(3)
                               =======     ========     =========     =======

- --------
(1) The first quarter of fiscal year 1994 includes a deferred tax benefit of $2,800,000, or $.06 per share, as a result of the adoption of SFAS No. 109, "Accounting for Income Taxes." In addition, the quarter was adversely affected by the write-down of the Company's carrying value of its investment in Deb Shops, amounting to $8,261,000 (net), or $.18 per share, after taxes.
(2) The second quarter of fiscal year 1994 includes a restructuring charge amounting to $20,383,000 (net), or $.44 per share, after taxes.
(3) The fourth quarter of fiscal year 1994 includes a net gain of $7,885,000, or $.17 per share, after taxes as a result of the adoption of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." A decrease in the Company's annual effective tax rate reduced fourth quarter earnings by $.04 per share and was associated with prior quarters.
(4) The third quarter of fiscal year 1995 includes a loss on disposal of discontinued operations of $358,368,000, or $7.66 per share, as a result of the Company's sale of its retail operations.

10. SUBSEQUENT EVENT

  On April 5, 1995, the Company's Board of Directors cancelled 1,669 shares of the Company's common stock held by the Company as treasury shares.

                                                                   SCHEDULE VIII

                           PETRIE STORES CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

 FOR THE FISCAL YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994 AND JANUARY 30,
                                      1993
                                 (IN THOUSANDS)

            COLUMN A                COLUMN B    COLUMN C   COLUMN D    COLUMN E
            --------              ------------ ---------- ----------- ----------
                                               ADDITIONS
                                                  (1)
                                   BALANCE AT  CHARGED TO             BALANCE AT
                                  BEGINNING OF COSTS AND                END OF
          DESCRIPTION                PERIOD     EXPENSES  DEDUCTIONS*   PERIOD
          -----------             ------------ ---------- ----------- ----------
Allowance for doubtful accounts:
  Fiscal Year ended January 28,
   1995.........................     $2,450      $5,450     $7,900      $  -0-
  Fiscal Year ended January 29,
   1994.........................     $1,365      $2,244     $1,159      $2,450
  Fiscal Year ended January 30,
   1993.........................     $1,215      $1,061     $  911      $1,365

- --------
*Write-offs of specific uncollectible accounts for the fiscal year ended
   January 28, 1995 include an adjustment due to the disposal of the retail operations.
   Column C (2) not applicable.

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                  EXHIBIT
  -------                                 -------
  2.1      Form of Plan of Liquidation and Dissolution of Petrie (incorporated herein by reference to Annex C to Petrie's Proxy Statement, dated as of November 3, 1994)
  3.1      Restated Certificate of Incorporation of Petrie, as amended to date
           (incorporated herein by reference to Exhibit 3.1 to Petrie's Annual
           Report on Form 10-K for the year ended January 31, 1986)
  3.2      By-laws of Petrie, as amended
 10.1      Toys Acquisition Agreement, dated as of April 20, 1994, between
           Petrie and Toys "R" Us (incorporated herein by reference to Annex B to Petrie's Proxy Statement, dated as of November 3, 1994)
 10.2      Amendment No. 1 to the Toys Acquisition Agreement, dated as of May
           10, 1994, between Petrie and Toys "R" Us (incorporated herein by reference to Annex B to Petrie's Proxy Statement, dated as of Novem-
           ber 3, 1994)
 10.3      Retail Operations Stock Purchase Agreement, dated as of August 23,
           1994, between Petrie and WP Investors (incorporated herein by refer-
           ence to Annex A to Petrie's Proxy Statement, dated as of November 3,
           1994)
 10.4      Amendment No. 1 to the Retail Operations Stock Purchase Agreement,
           dated as of November 3, 1994, among WP Investors, PS Stores and
           Petrie (incorporated herein by reference to Annex A to Petrie's
           Proxy Statement, dated as of November 3, 1994)
 10.5      Cross-Indemnification and Procedure Agreement, dated as of December
           9, 1994, between PS Stores and Petrie
 10.6      Buyer Indemnification Agreement, dated as of December 9, 1994, among
           Toys "R" Us, Petrie, PS Stores, Petrie Retail and all subsidiaries of PS Stores
 10.7      Seller Indemnification Agreement, dated as of December 9, 1994, among Toys "R" Us, Petrie, PS Stores, Petrie Retail and all subsidi-
           aries of PS Stores
 10.8      Restated and Amended Cash Collateral Agreement, dated as of December
           9, 1994 as amended as of January 24, 1995, among Petrie, Custodial
           Trust Company as Collateral Agent, PS Stores and certain subsidiar-
           ies and directors thereof (incorporated herein by reference to Ex-
           hibit 10.2 to Petrie's Current Report on Form 8-K, dated as of Janu-
           ary 24, 1995)
 10.9      Side Letter Agreement, dated as of January 24, 1995, between Petrie and Toys "R" Us (incorporated herein by reference to Exhibit 10.3 to
           Petrie's Current Report on Form 8-K, dated as of January 24, 1995)
 10.10     Escrow Agreement, dated as of January 24, 1995, between Petrie and
           Custodial Trust Company (incorporated herein by reference to Exhibit
           10.1 to Petrie's Current Report on Form 8-K, dated as of January 24,
           1995)
 10.11     Form of Liquidating Trust Agreement (incorporated herein by refer-
           ence to Annex D to Petrie's Proxy Statement, dated as of November 3,
           1994)
 16.1      Letter from David Berdon, dated as of November 17, 1994 (incorpo-
           rated herein by reference to Exhibit 10.1 to Petrie's Current Report on Form 8-K, dated as of November 14, 1994)