Form 10-Q
period 1995-04-29
PETRIE STORES CORP
filed 1995-06-13
CIK 77808

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                   FORM 10-Q
                               QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED APRIL 29, 1995  COMMISSION FILE NUMBER:  1-6166

                            PETRIE STORES CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEW YORK                                                     36-2137966
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

70 ENTERPRISE AVENUE
SECAUCUS, NEW JERSEY                                        07094
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (201) 866-3600

FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT: NONE

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
               Yes:   X  No:

          Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 52,350,346 shares, $1.00 par value per share, of common stock outstanding as of June 9, 1995.


                                    INDEX

     PART I - FINANCIAL INFORMATION

                                                                     Page
     Item 1.  Financial Statements (unaudited)
              Statements of Net Assets in Liquidation - April
                   29, 1995 and January 28, 1995 . . . . . . . . . .   3
              Statement of Changes in Net Assets in
                   Liquidation - For the Three Months Ended
                   April 29, 1995  . . . . . . . . . . . . . . . . .   4
              Consolidated Statement of Operations - For the
                   Three Months Ended April 30, 1994   . . . . . . .   5
              Consolidated Statement of Cash Flows - For the
                   Three Months Ended April 30, 1994 . . . . . . . .   6
              Notes to Consolidated Financial Statements  . . .  . .   8

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations  . . . .  13

     PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .  18



                         PETRIE STORES CORPORATION

              STATEMENTS OF NET ASSETS IN LIQUIDATION (NOTE 2)

                              (IN THOUSANDS)

                                                April 29, 1995     January 28,
                                                 (Unaudited)          1995
                                                _______________    ____________
  Assets
  Cash and cash equivalents                       $  8,415         $    11,854
  Investment in Toys "R" Us, Inc. common stock     403,531           1,262,293
  Total assets                                     411,946           1,274,147

  Liabilities
  Accrued expenses and other liabilities             7,780               9,495
  Deferred income taxes                             92,370             428,182
  Total liabilities                                100,150             437,677

  Commitments and contingencies

  Net assets in liquidation                       $311,796          $  836,470


  See accompanying notes.


                            PETRIE STORES CORPORATION

            STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION (NOTE 2)
                    FOR THE THREE MONTHS ENDED APRIL 29, 1995

                                   (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


  Net assets in liquidation at January 28, 1995                     $  836,470

  Investment Income                                                        164
  Corporate overhead                                                    (1,888)
  Unrealized loss on Toys "R" Us, Inc. common stock                   (214,234)
  Loss before income tax credit                                       (215,958)

  Income tax credit                                                     85,693
  Net loss for the period                                             (130,265)

  Distribution of 26,173,718 shares of Toys "R"
  Us, Inc. common stock, net of taxes                                 (394,409)

      Decrease in net assets                                          (524,674)

  Net assets in liquidation at April 29, 1995                        $ 311,796

  Net loss per share                                                    $(2.49)

  Weighted average number of shares                                     52,352

     See accompanying notes.


                          PETRIE STORES CORPORATION

              CONSOLIDATED STATEMENT OF OPERATIONS (NOTES 2 AND 3)
                    FOR THE THREE MONTHS ENDED APRIL 30, 1994*

                                   (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      Interest expense                                           $(2,516)
      Loss from continuing operations before income taxes         (2,516)
      Income tax benefit                                           1,006
      Loss from continuing operations                             (1,510)

      Income from discontinued operations, net of income taxes     2,412
      Net income                                                 $   902

      (Loss) income per share:
      Loss from continuing operations                               (.03)
      Income from discontinued operations                            .05
      Net income                                                $    .02

      Weighted average number of shares                           46,769

      *  Restated


      See accompanying notes.


                           PETRIE STORES CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED APRIL 30, 1994

                                (UNAUDITED)
                               (IN THOUSANDS)

      Cash flows from operating activities
      Net income                                                    $    902
       Adjustments to reconcile net income to net cash used in
        operating activities:
        Depreciation and amortization of property and equipment       14,062
        Other amortization                                               772
        Deferred income taxes                                            148
        Changes in assets and liabilities:
          Decrease (increase) in:
          Accounts receivable                                          3,293
          Merchandise inventories                                    (45,064)
          Prepaid expenses                                            (4,026)
          Other assets                                                   (55)
          Increase (decrease) in:
          Accounts payable                                               826
          Accrued expenses and other liabilities                      (4,026)
          Proceeds from sale of common stock held for
          investment - trading securities                             16,843
          Other long-term liabilities                                   (200)
      Net cash used in operating activities                          (16,525)

      Cash flows used in investing activities
      Additions to property and equipment                            (22,678)

      Cash flows from financing activities
      Net short-term borrowings                                       30,000
                                                                      (2,338)
      Cash dividends
      Net cash provided by financing activities                       27,662

      Net decrease in cash and cash equivalents                      (11,541)
      Cash and cash equivalents, beginning of period                  39,290
      Cash and cash equivalents, end of period                      $ 27,749

      Supplemental disclosures of cash flow information
      Cash paid during the period for:
        Interest                                                    $     30
        Income taxes                                                $    202

     See accompanying notes.


                           PETRIE STORES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

                              APRIL 29, 1995

     1.   INTERIM REPORTING

          The accompanying unaudited consolidated financial statements of Petrie Stores Corporation ("Petrie") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting
     principles for complete financial statements.   In the opinion of
     Petrie, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 29, 1995 are not necessarily indicative of the results that may be expected for the
     fiscal year ending February 3, 1996.   For further information,
     reference is made to the consolidated financial statements and footnotes thereto included in Petrie's Annual Report on Form 10-K for the fiscal year ended January 28, 1995.

     2.   BASIS OF PRESENTATION

          For financial statement presentation purposes, a liquidation basis of accounting was implemented as of January 28, 1995. The application of a liquidation basis had no effect on Petrie's net assets as of April 29, 1995 and January 28, 1995. The statements of net assets in liquidation at April 29, 1995 and January 28, 1995 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis. The accompanying consolidated statements of operations and cash flows for the three months ended April 30, 1994 are presented on a going-concern basis.

          In December 1994, as part of the reorganization of Petrie's retail operations in connection with their sale, all of Petrie's former subsidiaries with retail operations were transferred to Petrie Retail, Inc. ("Petrie Retail"), then a wholly-owned subsidiary of Petrie, and all of the shares of Toys "R" Us, Inc. ("Toys 'R' Us") common stock, par value $.10 per share ("Toys Common Stock"), held by Petrie's former subsidiaries were transferred to Petrie. Thereafter, Petrie Retail was sold to PS Stores Acquisition Corp. (hereafter, including its subsidiaries and affiliates unless the context requires otherwise, "PS Stores"). As a result of the reorganization, Petrie has no subsidiaries.

     3.   DISCONTINUED OPERATIONS

          On December 9, 1994, pursuant to the terms of a Stock Purchase Agreement, as amended, Petrie completed the sale of the stock of Petrie Retail. The stock of Petrie Retail was sold to PS Stores for a net cash purchase price of approximately $177.5 million and the assumption by PS Stores of various liabilities including, but not limited to, all of the leases to which Petrie or any of its subsidiaries was a party (Note 5).

          The results of the retail operations are accounted for as discontinued operations in the accompanying Consolidated Statement of Operations. Amounts in the Consolidated Statement of Operations and the notes thereto have been restated to reflect the discontinuance of the retail operations.

     Components of income from discontinued operations for the three months ended April 30, 1994 are as follows:

          Net sales                                           $337,525

          Income from discontinued retail operations before
          income taxes                                           4,293

          Income taxes                                          (1,881)

          Income from discontinued retail operations           $ 2,412

     4.   INVESTMENTS IN COMMON STOCK

          Petrie's investments in common stock consist of shares of Toys Common Stock, which are being carried at market value.

          On January 24, 1995, Petrie placed 3,493,450 and 2,724,406 shares of Toys Common Stock into an escrow account and a collateral account, respectively. The shares of Toys Common Stock were placed into these accounts to secure the payment of Petrie's contingent liabilities pursuant to the terms of an Acquisition Agreement with Toys "R" Us, the Stock Purchase Agreement and other agreements with Toys "R" Us and/or PS Stores. Petrie has agreed to maintain a value in the collateral account of at least $74,250,000 until a hedge or similar arrangement that protects the value of the Toys Common Stock in the collateral account is in place. Due to fluctuations in the market price of Toys Common Stock, on March 3, 1995, March 10, 1995 and March 14, 1995, Petrie deposited 275,594, 100,000 and 100,000 additional shares of Toys Common Stock, respectively, in the collateral account. As of June 9, 1995, the number of shares of Toys Common Stock in the collateral account is 3,200,082 shares. Pursuant to the terms of an Amended and Restated Cash Collateral Agreement between Petrie and PS Stores, PS Stores can request the collateral agent to sell the Toys Common Stock in the collateral account if a hedge or similar arrangement that protects the value of the Toys Common Stock in the collateral account is not implemented by June 30, 1995. In addition, Petrie has agreed with Toys "R" Us pursuant to a letter agreement, dated as of January 24, 1995, that until such time as a hedge or similar arrangement is in place, Petrie will retain, either individually or in combination, (i) cash in an amount of at least $177.5 million (the "Reserved Amount") or
     (ii) shares of Toys Common Stock having a market value (as of January 20, 1995) of at least twice the Reserved Amount, to secure the payment of Petrie's contingent liabilities (Note 5). Accordingly, as of June 9, 1995, based on the approximately $21.3 million in cash held by Petrie, Petrie was required to retain at least 10,913,538 shares of Toys Common Stock (including the 3,493,450 shares of Toys Common Stock held in the escrow account and the 3,200,082 shares of Toys Common Stock held in the collateral account).

          As approved by Petrie's shareholders on January 24, 1995, Petrie will be liquidated and dissolved and the shares of Toys Common Stock held by Petrie will be distributed to its shareholders. In this regard, on March 24, 1995, 26,173,718 shares of Toys Common Stock (market value of approximately $644.5 million) held by Petrie were distributed to Petrie's shareholders. Immediately following the distribution, Petrie held 15,902,702 shares of Toys Common Stock. Petrie's deferred tax liability was reduced by approximately $250.1 million as a result of the March 24, 1995 distribution. As future distributions are made, the deferred tax liability will be further reduced.

          On May 26, 1995, Petrie sold 610,700 shares of Toys Common Stock in open market transactions to raise cash (approximately $15.0 million) to provide for certain of its contingent liabilities, if and when such liabilities become due (Note 5). Following such sale, Petrie holds 15,292,002 shares of Toys Common Stock.

          During the second half of Petrie's fiscal year ending February 3, 1996, but not later than January 24, 1996, Petrie will place its then remaining shares of Toys Common Stock in a liquidating trust established to provide for Petrie's contingent liabilities (Note 5). Petrie's shareholders will receive pro rata interests in the liquidating trust. Prior to making further distributions of shares of Toys Common Stock to shareholders of Petrie or establishing the liquidating trust, Petrie is considering entering into a hedge or other similar arrangement that protects the value of the shares of Toys Common Stock required to be retained to provide, if necessary, for the payment of Petrie's contingent liabilities.

     5.   COMMITMENTS AND CONTINGENCIES

          Petrie is a guarantor of certain retail store leases to which former subsidiaries of Petrie are parties. The leases expire at various times through 2005. Since December 1994, Petrie has not been required to, and is not currently aware of any existing conditions which would cause Petrie to have to, make any payments with respect to the underlying leases as a result of any defaults by the lessees thereunder. As of June 9, 1995, Petrie believes that its aggregate contingent lease guarantee liability, should there be a default with respect to the underlying leases, is approximately $95.2 million. Petrie is continuing to seek to negotiate further reductions in its contingent liability related to these lease guarantees.

          Effective January 31, 1995, PS Stores withdrew from the United Auto Workers District 65 Security Plan Pension Fund (the "Multiemployer Plan"). Due to the underfunding of the Multiemployer Plan, PS Stores has incurred withdrawal liability pursuant to the Employee Retirement Income Security Act of 1974, as amended. Based upon preliminary discussions with the administrators and trustees of the Multiemployer Plan, Petrie believes that the withdrawal liability allocated to PS Stores, as a result of its withdrawal, will be approximately $12 million, with an additional liability allocated to PS Stores of approximately $3 million in excise taxes for the Multiemployer Plan's failure to meet certain Internal Revenue Code minimum funding standards. In the event of a mass withdrawal by contributing employers from the Multiemployer Plan, the withdrawal liability allocated to PS Stores may be higher. Pursuant to the Stock Purchase Agreement between Petrie and PS Stores, PS Stores is responsible for the first $10 million in withdrawal and related liabilities, with the next $50 million of such liabilities allocated 75 percent to Petrie and 25 percent to PS Stores.

          Petrie is being audited by the IRS for its 1989 fiscal year. The IRS has raised an issue regarding the manner in which Petrie computed the basis of the Toys Common Stock transferred pursuant to the exchange of certain of its exchangeable subordinated debentures. Petrie is actively engaged in discussions with the IRS concerning this matter. Final resolution of this matter is several months away. After an extensive review of its records, Petrie continues to believe that any additional taxes (including interest) resulting from the ultimate resolution of this matter will not have a material adverse effect on Petrie's financial position.

          Petrie believes that adequate accruals have been established in the accompanying financial statements to provide for any losses that may be incurred with respect to the aforementioned contingencies.

          Petrie, its directors and certain former members of its senior management are defendants in a consolidated class action brought on behalf of Petrie's shareholders. The plaintiffs in the action have alleged (i) that Petrie's directors violated their fiduciary duties of loyalty and fair dealing by exclusively negotiating with PS Stores for the sale of the retail operations, (ii) that Petrie's directors failed to adequately explore third-party interest and thus did not maximize shareholder value and (iii) that PS Stores was in possession of non-public information that allowed it to purchase the retail operations at an inadequate price. The plaintiffs seek, among other things, (i) to rescind the sale of the retail operations, (ii) a declaratory judgment that the individual defendants breached their fiduciary duties and/or
     (iii) to recover unspecified damages. Petrie continues to believe that the claims asserted in such complaints are without merit and not probable of resulting in a material adverse effect on Petrie's financial position. Petrie plans to contest this suit vigorously.

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following discussion should be read in conjunction with the Consolidated Financial Statements provided herein.

     RESULTS OF OPERATIONS

          As previously disclosed, Petrie Stores Corporation ("Petrie") sold its retail operations on December 9, 1994 (the "Sale"). On January 24, 1995, Petrie's shareholders approved a Plan of Liquidation and Dissolution, and Petrie commenced its liquidation shortly thereafter. As a result, effective January 28, 1995, Petrie has changed its basis of accounting from a going-concern basis to a liquidation basis. Since January 24, 1995, Petrie's activities have been limited to winding up its affairs in furtherance of Petrie's Plan of Liquidation and Dissolution.

          The results of the retail operations provided herein for the three month period ended April 30, 1994 have been restated so that they may be presented as discontinued operations in Petrie's Consolidated Statement of Operations. The net loss for the three month period ended April 29, 1995 was $130,265,000 as compared to a loss from continuing operations for the three month period ended April 30, 1994 of $1,510,000. The market price per share of Toys "R" Us, Inc. ("Toys 'R' Us") common stock, par value $.10 per share ("Toys Common Stock") declined from $30 per share at January 28, 1995 to $24 5/8 per share at March 24, 1995 (the date 26,173,718 shares of Toys Common Stock were distributed to Petrie's shareholders) and was $25 3/8 at April 29, 1995. In applying a liquidation basis of accounting, Petrie has given effect to the decline in the market price of Toys Common Stock in its results of operations and has recorded an unrealized loss on the Toys Common Stock of $214,234,000. As a result of this unrealized loss, Petrie reduced its deferred tax liability by $85,693,000. Prior to adopting a liquidation basis of accounting, unrealized gains/losses on the Toys Common Stock, net of related deferred taxes, resulted in adjustments to shareholders' equity.

          Corporate overhead of $1,888,000 for the three months ended April 29, 1995 consists primarily of the costs and expenses related to the liquidation and dissolution of Petrie including, but not limited to, legal fees, insurance, accounting fees, salaries, real estate advisory fees, transfer agent fees, exchange listing fees and printing and shareholder communications expenses. Included in corporate overhead for the three months ended April 29, 1995 is $618,000 related to premiums for directors' and officers' liability insurance. In connection with Petrie's liquidation basis of accounting, these premiums were expensed upon payment. Although certain overhead costs and expenses were also incurred by Petrie during the three months ended April 30, 1994 in connection with its public reporting requirements, corporate overhead has been included in discontinued operations for such period. In the opinion of management, corporate overhead was not material to either continuing or discontinued operations for the three months ended April 30, 1994.

          During the three months ended April 29, 1995, Petrie earned $164,000 in investment income. Investment income for the three months ended April 30, 1994 related to the retail operations and is included in discontinued operations.

          Petrie's 8% Convertible Subordinated Debentures due December 31, 2010 were fully redeemed or converted in the fiscal year ended January 28, 1995. As a result, no interest expense was incurred by Petrie for the three months ended April 30, 1995.

     LIQUIDITY AND CAPITAL RESOURCES

          On January 24, 1995, Petrie exchanged (the "Exchange") with Toys "R" Us 39,853,403 shares of Toys Common Stock, held by
     Petrie, plus $165 million in cash derived from the Sale, for 42,076,420 shares of Toys Common Stock.

          Simultaneously with the closing of the Exchange, Petrie delivered 3,493,450 shares of the Toys Common Stock that it received in the Exchange into an escrow account (the "Escrow Account") pursuant to the terms of an Escrow Agreement, dated as of January 24, 1995, between Petrie and Custodial Trust Company, as Escrow Agent (the "Escrow Agreement"). The shares of Toys Common Stock placed into the Escrow Account pursuant to the Escrow Agreement secure the payment of certain of Petrie's obligations to Toys "R" Us arising (i) under (x) the Acquisition Agreement dated as of April 20, 1994 and amended as of May 10, 1994 between Petrie and Toys "R" Us, (y) the Seller Indemnification Agreement, dated as of December 9, 1994, among Petrie, Toys "R" Us, Petrie Retail, Inc. ("Petrie Retail"), PS Stores Acquisition Corp. ("PS Stores"), and certain subsidiaries of PS Stores (the "Seller Indemnification Agreement") and (z) the Stock Purchase Agreement, dated as of August 23, 1994 and amended as of November 3, 1994, between Petrie and WP Investors, Inc. (the "Retail Operations Stock Purchase Agreement") and (ii) otherwise.

          In addition, on January 24, 1995, Petrie delivered 2,724,406 shares of the Toys Common Stock that it received in the Exchange into a collateral account (the "Collateral Account") pursuant to the terms of an Amended and Restated Cash Collateral and Pledge Agreement, dated as of December 9, 1994 and amended as of January 24, 1995, among Petrie, PS Stores, certain subsidiaries of PS Stores, and Custodial Trust Company, as Collateral Agent (the "Amended and Restated Cash Collateral Agreement"). The shares of Toys Common Stock placed in the Collateral Account pursuant to the Amended and Restated Cash Collateral Agreement secure the payment of certain of Petrie's obligations to PS Stores arising under (i) the Retail Operations Stock Purchase Agreement and (ii) the Cross-Indemnification and Procedure Agreement, dated as of December 9, 1994, between Petrie and PS Stores (the "Cross-Indemnification and Procedure Agreement"). These obligations relate primarily to the fiscal year 1989 tax audit (the "Tax Audit") and the United Auto Workers District 65 Security Plan Pension Fund (the "Multiemployer Plan"). Pursuant to the Amended and Restated Cash Collateral Agreement, until the implementation of a hedge or similar arrangement that protects the value of the Toys Common Stock in the Collateral Account, Petrie has agreed to maintain a value in the Collateral Account of at least $74,250,000. Due to fluctuations in the market price of Toys Common Stock, on March 3, 1995, March 10, 1995 and March 14, 1995, Petrie deposited 275,594, 100,000 and 100,000 additional shares of Toys Common Stock, respectively, into the Collateral Account. As of June 9, 1995, the number of shares of Toys Common Stock in the Collateral Account is 3,200,082 shares. The Amended and Restated Cash Collateral Agreement provides that PS Stores can request the Collateral Agent to sell the Toys Common Stock in the Collateral Account if the value of the Toys Common Stock in the Collateral Account is not protected, as of June 30, 1995, by a hedge or similar arrangement.

          Petrie has agreed with Toys "R" Us pursuant to a letter agreement, dated as of January 24, 1995 (the "Side Letter Agreement"), that, until such time as a hedge or similar arrangement that protects the value of the Toys Common Stock is in place, Petrie will maintain a reserve (the "Reserve") against certain contingent liabilities (the "Liabilities"), including, but not limited to (i) guarantees by Petrie of certain retail store leases to which Petrie's former subsidiaries are parties and which expire at various times through 2005 (the "Lease Guarantees"), (ii) liabilities in connection with Petrie's past participation in the Multi-employer Plan, (iii) assessments made by or settlements negotiated with the IRS relating to the Tax Audit and (iv) liabilities in connection with the administration of Petrie and the Liquidating Trust. Petrie is required to fund the Reserve with, individually or in combination, (i) cash in an amount of at least $177.5 million (the "Reserved Amount") or (ii) shares of Toys Common Stock having a market value (as of January 20, 1995) of at least twice the Reserved Amount. Accordingly, as of June 9, 1995, based on the approximately $21.3 million in cash held by Petrie, the Reserve contained 10,913,538 shares of Toys Common Stock (including the 3,493,450 shares of Toys Common Stock held in the Escrow Account and the 3,200,082 shares of Toys Common Stock held in the Collateral Account). In the event that Petrie desires to make a distribution from the Reserve other than for the Liabilities, Petrie must notify Toys "R" Us of its intent to make such a distribution and give Toys "R" Us twenty days within which to object.

          On March 24, 1995, Petrie made an initial liquidating distribution (the "Distribution") to its shareholders of an aggregate of 26,173,718 shares of Toys Common Stock, or 62.2% of the Toys Common Stock held by Petrie, pursuant to Petrie's Plan of Liquidation and Dissolution. In the Distribution, Petrie shareholders received 0.5 of a share of Toys Common Stock for every share of Petrie Common Stock held of record at the close of business on March 16, 1995. Immediately following the Distribution, Petrie held 15,902,702 shares of Toys Common Stock.

          On May 26, 1995, Petrie sold 610,700 shares of Toys Common Stock in open market transactions to raise cash (approximately $15.0 million) to provide for certain of its contingent liabilities, if and when such liabilities become due. Following such sale, Petrie holds 15,292,002 shares of Toys Common Stock, which, as of the close of business on June 9, 1995, had an aggregate market value of approximately $418.6 million.

          Petrie expects to make another distribution of Toys Common Stock sometime later this year as the Liabilities are reduced.
     The size of the next distribution has not yet been determined and will depend upon the extent to which the Liabilities have been reduced and the number of shares of Toys Common Stock then required to be retained to provide, if necessary, for the payment of the Liabilities. As of June 9, 1995, the closing price per share of Toys Common Stock as reported on the New York Stock Exchange Composite Tape was $27 3/8 per share, and during the fifty-two weeks prior to the date of this report, the price per share of Toys Common Stock has fluctuated from a high of $39 to a low of $23 3/4. No assurance can be given as to the future market prices of Toys Common Stock or as to the extent to which Petrie will be successful in reducing the Liabilities. However, as noted above, prior to the next distribution, and in accordance with the Amended and Restated Cash Collateral Agreement and the Side Letter Agreement, Petrie is considering entering into a hedge or similar arrangement that protects the value of its remaining shares of Toys Common Stock in light of its remaining Liabilities. No assurance can be given as to the effect that a hedge or similar arrangement would have on the value of the Toys Common Stock available for distribution to Petrie shareholders.

          Sometime during the second half of Petrie's fiscal year ending February 3, 1996, but not later than January 24, 1996, Petrie will place its then remaining shares of Toys Common Stock and any other assets in the Liquidating Trust, and Petrie's shareholders will become holders of beneficial interests in the Liquidating Trust. Additional distributions of the shares of Toys Common Stock held by Petrie will be made from time to time to holders of beneficial interests in the Liquidating Trust to the extent that such shares are not needed to satisfy the Liabilities.

          As noted above, the Liabilities consist primarily of contingent liabilities related to the Lease Guarantees, the Tax Audit and the Multiemployer Plan. As of June 9, 1995, Petrie believes that the aggregate contingent liability related to the Lease Guarantees, should the lessees thereunder fail to perform on the underlying lease obligations, is approximately $95.2 million. Petrie is continuing to seek to negotiate further reductions in its contingent liability related to the Lease Guarantees. Since the sale of the retail operations on December 9, 1994, Petrie has not been required to, and is not currently aware of any existing conditions which would cause it to have to, make any payments with respect to the underlying lease obligations as a result of any defaults by the lessees thereunder. As of June 9, 1995, Petrie does not believe that the amounts that may be payable by it in connection with the Tax Audit or the Multiemployer Plan would have a material adverse effect on Petrie's financial position.

          As of June 9, 1995, Petrie has approximately $21.3 million in cash (and cash equivalents), including the approximately $15.0 million in cash received by Petrie in connection with the sale of 610,700 shares of Toys Common Stock on May 26, 1995. Petrie believes that its cash will be adequate to fund the costs and expenses related to its liquidation and those of administering the Liquidating Trust. Such costs and expenses include legal fees, insurance, accounting fees, salaries, real estate advisory fees, transfer agent fees, trustee fees, exchange listing fees, Securities and Exchange Commission filing fees, and printing and shareholder communications expenses. To the extent that there is cash remaining upon the termination of the Liquidating Trust, such cash will be distributed to the Liquidating Trust's beneficial owners.


                            PART II - OTHER INFORMATION

     ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  LIST OF EXHIBITS

                         Exhibit 27 - Financial Data Schedule

               (b)  REPORTS ON FORM 8-K

                    (1)   Current Report on Form 8-K, dated as of
                          February 1, 1995, reporting the consummation of the Exchange.

                    (2)   Current Report on Form 8-K, dated as of
                          March 28, 1995, reporting the Distribution.


                                 SIGNATURES

          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

     Dated:  June 12, 1995              PETRIE STORES CORPORATION

                                   By /s/ HILDA KIRSCHBAUM GERSTEIN
                                      ________________________________
                                      Hilda Kirschbaum Gerstein
                                      President and Chief Executive
                                      Officer

     Dated:  June 12, 1995         By /s/ H. BARTLETT BROWN
                                      _________________________________
                                      H. Bartlett Brown
                                      Treasurer, Principal Financial
                                      Officer and Principal Accounting
                                      Officer


                                    EXHIBIT INDEX

     Exhibit No.              Document

     27                   Financial Data Schedule