Form 10-Q
period 1995-07-29
PETRIE STORES CORP
filed 1995-09-12
CIK 77808

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-Q
                            QUARTERLY REPORT
                    PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 29, 1995    COMMISSION FILE NUMBER:  1-6166

                        PETRIE STORES CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          NEW YORK                                  36-2137966
     (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

           70 ENTERPRISE AVENUE
           SECAUCUS, NEW JERSEY                     07094
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (201) 866-3600

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 52,350,238 shares, $1.00 par value per share, of common stock outstanding as of September 6, 1995.

                               INDEX

PART I - FINANCIAL INFORMATION                                   PAGE

Item 1.  Financial Statements (unaudited)
         Statements of Net Assets in Liquidation - July
              29, 1995 and January 28, 1995 . . . . . . . . . .   3
         Statements of Changes in Net Assets in
              Liquidation - For the Three Months and Six
              Months Ended July 29, 1995  . . . . . . . . . . .   4
         Consolidated Statements of Operations - For the
              Three Months and Six Months Ended July 30,
              1994  . . . . . . . . . . . . . . . . . . . . . .   5
         Consolidated Statement of Cash Flows - For the
              Six Months Ended July 30, 1994  . . . . . . . . .   6
              Notes to Consolidated Financial Statements  . . .   8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . . . .  13

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .  17



                    PETRIE STORES CORPORATION

         STATEMENTS OF NET ASSETS IN LIQUIDATION (NOTE 2)

                             (IN THOUSANDS)

                                       JULY 29, 1995        JANUARY 28,
                                        (UNAUDITED)             1995

 Assets
 Cash and cash equivalents             $   20,787           $    11,854
 Investment in Toys "R" Us, Inc.
   common stock                           439,605             1,262,293
 Total assets                             460,392             1,274,147

 Liabilities
 Accrued expenses and other liabilities     5,805                 9,495
 Deferred income taxes                    114,063               428,182
 Total liabilities                        119,868               437,677

 Commitments and contingencies

 Net assets in liquidation              $ 340,524            $  836,470


See accompanying notes.


                       PETRIE STORES CORPORATION

      STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (NOTE 2)

                              (UNAUDITED)
                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                       THREE MONTHS      SIX MONTHS
                                          ENDED             ENDED
                                      JULY 29, 1995     JULY 29, 1995

      Net assets in liquidation at
        beginning of period              $ 311,796       $ 836,470

      Investment income                        203             367
      Corporate overhead                      (864)         (2,752)
      Net realized and unrealized
        gain (loss) on Toys "R" Us,
        Inc. common stock                   51,118        (163,116)
      Income (loss) before income
        tax (expense) credit                50,457        (165,501)

      Income tax (expense) credit          (21,707)         63,986
      Net income (loss) for the period      28,750        (101,515)

      Distribution of 26,175,109
        shares of Toys "R" Us, Inc.
        common stock, net
        of taxes                               (22)       (394,431)
      Increase (decrease) in net assets     28,728        (495,946)

      Net assets in liquidation at
        July 29, 1995                     $340,524        $340,524

      Net income (loss) per share             $.55          $(1.94)

      Weighted average number of shares     52,350          52,350


See accompanying notes.


                           PETRIE STORES CORPORATION

            CONSOLIDATED STATEMENTS OF OPERATIONS (NOTES 2 AND 3)

                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                 JULY 30, 1994*           JULY 30, 1994*


     Interest expense                $(2,516)                  $(5,032)
     Loss from continuing
       operations before
       income taxes                   (2,516)                   (5,032)

     Income tax benefit                1,007                     2,013
     Loss from continuing
       operations                     (1,509)                   (3,019)

     Loss from discontinued
       operations, net
       of income taxes               (13,336)                  (10,924)

     Net loss
                                    $(14,845)                 $(13,943)

     Loss per share:
     Loss from continuing operations   $(.03)                    $(.06)
     Loss from discontinued
       operations                       (.29)                     (.24)
     Net loss                          $(.32)                    $(.30)

     Weighted average number of
       shares                         46,774                    46,772


     * Restated

See accompanying notes.


                          PETRIE STORES CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JULY 30, 1994

                                 (UNAUDITED)
                                (IN THOUSANDS)

 Cash flows from operating activities
 Net loss                                                    $(13,943)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
   Depreciation and amortization of property and
   equipment                                                   27,466
   Other amortization                                           1,562
   Deferred income taxes                                       (2,176)
   Changes in assets and liabilities:
     (Increase) in:
     Accounts receivable                                       (1,127)
     Merchandise inventories                                  (44,135)
     Prepaid expenses and sundry receivables                  (12,214)
     Other assets                                                 (33)
     Increase (decrease) in:
     Accounts payable                                          10,475
     Accrued expenses and other liabilities                    (6,381)
     Other long-term liabilities                                 (320)
   Proceeds from sale of common stock held for
     investment - trading securities                           36,076
 Net cash used in operating activities                         (4,750)

 Cash flows used in investing activities
 Additions to property and equipment                          (29,002)

 Cash flows from financing activities
 Net short-term borrowings                                     26,477
 Cash dividends                                                (4,679)
 Net cash provided by financing activities                     21,798

 Net decrease in cash and cash equivalents                    (11,954)
 Cash and cash equivalents, beginning of period                39,290
 Cash and cash equivalents, end of period                     $27,336


See accompanying notes.


                       PETRIE STORES CORPORATION

           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JULY 30, 1994

                              (UNAUDITED)
                             (IN THOUSANDS)

 Supplemental disclosures of cash flow information
 Cash paid during the period for:
   Interest                                               $  5,077
   Income taxes                                           $  1,158

See accompanying notes.


                         PETRIE STORES CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               (UNAUDITED)

                              JULY 29, 1995

1.   INTERIM REPORTING

     The accompanying unaudited consolidated financial statements of Petrie Stores Corporation ("Petrie") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Petrie, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 29, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 1996. For further information, reference is made to the consolidated financial statements and footnotes thereto included in Petrie's Annual Report on Form 10-K for the fiscal year ended January 28, 1995.

2.   BASIS OF PRESENTATION

     For financial statement presentation purposes, a liquidation basis of accounting was implemented as of January 28, 1995. The application of a liquidation basis had no effect on Petrie's net assets as of July 29, 1995 and January 28, 1995. The statements of net assets in liquidation at July 29, 1995 and January 28, 1995 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis. The accompanying consolidated statements of operations for the three months and six months ended July 30, 1994, and the consolidated statement of cash flows for the six months then ended, are presented on a going-concern basis.

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

3.   DISCONTINUED OPERATIONS

     On December 9, 1994, pursuant to the terms of a Stock Purchase Agreement, as amended (the "Stock Purchase Agreement"), Petrie completed the sale of the stock of Petrie Retail. The stock of Petrie Retail was sold to PS Stores for a net cash purchase price of approximately $177.5 million and the assumption by PS Stores of various liabilities including, but not limited to, all of the leases to which Petrie or any of its subsidiaries was a party (Note 5).

     The results of the retail operations are accounted for as discontinued operations in the accompanying Consolidated Statements of Operations. Amounts in the Consolidated Statements of Operations and the notes thereto have been restated to reflect the discontinuance of the retail operations.

Components of loss from discontinued operations for the three months and six months ended July 30, 1994 are as follows:

                                         THREE MONTHS     SIX MONTHS
                                            ENDED           ENDED
                                        JULY 30, 1994   JULY 30, 1994

 Net sales                                 $360,387        $697,912

 Loss from discontinued retail
 operations before income taxes             (22,500)        (18,207)

 Income tax benefit                           9,164           7,283

 Loss from discontinued retail
   operations                              $(13,336)       $(10,924)

4.   INVESTMENTS IN COMMON STOCK

     Petrie's investments in common stock consist of shares of Toys Common Stock, which are being carried at market value.

     As disclosed in Petrie's Annual Report on Form 10-K for the fiscal year ended January 28, 1995 and Petrie's Quarterly Report on Form 10-Q for the three months ended April 29, 1995, Petrie has placed 3,493,450 and 3,200,082 shares of Toys Common Stock into an escrow account and a collateral account, respectively. The shares were placed into these accounts to secure the payment of Petrie's contingent liabilities pursuant to the terms of an Acquisition Agreement with Toys "R" Us, the Stock Purchase Agreement and other agreements with Toys "R" Us and/or PS Stores. Petrie has agreed to maintain a value in the collateral account of at least $74,250,000 until a hedge or similar arrangement that protects the value of the Toys Common Stock in the collateral account is in place. Pursuant to the terms of an Amended and Restated Cash Collateral Agreement between Petrie and PS Stores, PS Stores can request the collateral agent to sell the Toys Common Stock in the collateral account if a hedge or similar arrangement that protects the value of the Toys Common Stock in the collateral account is not implemented by September 15, 1995. In addition, Petrie has agreed with Toys "R" Us pursuant to a letter agreement, dated as of January 24, 1995, that, subject to the terms of such letter agreement, until such time as a hedge or similar arrangement is in place, Petrie will retain, either individually or in combination, (i) cash in an amount of at least $177.5 million (the "Reserved Amount") or (ii) shares of Toys Common Stock having a market value (as of January 20, 1995) of at least twice the Reserved Amount, to secure the payment of Petrie's contingent liabilities (Note 5). Petrie is presently required to retain all of the 10,055,576 shares of Toys Common Stock held by Petrie (including the 3,493,450 shares of Toys Common Stock held in the escrow account and the 3,200,082 shares of Toys Common Stock held in the collateral account).

     On May 26, 1995, Petrie sold 610,700 shares of Toys Common Stock in open market transactions to raise cash (approximately $15.0 million) to provide for certain of its contingent liabilities, if and when such liabilities become due (Note 5).

     As approved by Petrie's shareholders on January 24, 1995, Petrie will be liquidated and dissolved and the shares of Toys Common Stock held by Petrie will be distributed to its shareholders. In this regard, on March 24, 1995, Petrie made an initial liquidating distribution of 26,173,718 shares of Toys Common Stock (market value of approximately $644.5 million). Petrie subsequently distributed 1,391 shares of Toys Common Stock to certain former shareholders of Winkelman Stores Incorporated (a former subsidiary of Petrie) in respect of their interests in the March 24, 1995 distribution. On August 15, 1995, Petrie made a second liquidating distribution of 5,235,035 shares of Toys Common Stock (market value of approximately $139.4 million). Following such distributions, Petrie holds 10,055,576 shares of Toys Common Stock.

     During Petrie's current fiscal year ending February 3, 1996, but not later than January 24, 1996, Petrie will place its then remaining shares of Toys Common Stock in a liquidating trust (the "Liquidating Trust") established to provide for Petrie's contingent liabilities (Note 5). Petrie's shareholders will receive pro-rata interests in the Liquidating Trust. Prior to making further distributions of shares of Toys Common Stock to shareholders of Petrie or establishing the Liquidating Trust, Petrie is considering entering into a hedge or other similar arrangement that protects the value of the shares of Toys Common Stock required to be retained to provide, if necessary, for the payment of Petrie's contingent liabilities.

5.   COMMITMENTS AND CONTINGENCIES

     Petrie is a guarantor of certain retail store leases to which former subsidiaries of Petrie are parties. The leases expire at various times through 2005. Since December 1994, Petrie has not been required to, and is not currently aware of any existing conditions which would cause Petrie to have to, make any payments with respect to the underlying leases as a result of any default by the lessees thereunder. As of September 6, 1995, Petrie believes that its aggregate contingent lease guarantee liability, should there be a default with respect to the underlying leases, is approximately $81.9 million. Petrie is continuing to seek to negotiate further reductions in its contingent liability related to these lease guarantees.

     Effective January 31, 1995, PS Stores withdrew from the United Auto Workers District 65 Security Plan Pension Fund (the "Multiemployer Plan"). Due to the underfunding of the Multiemployer Plan, PS Stores has incurred withdrawal liability pursuant to the Employee Retirement Income Security Act of 1974, as amended. Based upon preliminary discussions with the administrators and trustees of the Multiemployer Plan, Petrie believes that the withdrawal liability allocated to PS Stores, as a result of its withdrawal, will be approximately $12 million, with an additional liability allocated to PS Stores of approximately $3 million attributable to the Multiemployer Plan's failure to meet certain Internal Revenue Code minimum funding standards. In the event of a mass withdrawal by contributing employers from the Multiemployer Plan, the withdrawal liability allocated to PS Stores may be higher. Pursuant to the Stock Purchase Agreement between Petrie and PS Stores, PS Stores is responsible for the first $10 million in withdrawal and related liabilities, with the next $50 million of such liabilities allocated 75 percent to Petrie and 25 percent to PS Stores.

     Petrie is being audited by the IRS for its 1989 fiscal year. The IRS has raised an issue regarding the manner pursuant to which Petrie computed the basis of the Toys Common Stock sold in connection with the exchange of certain of its exchangeable convertible debentures during its taxable year ended January 28, 1989. It is expected that this matter will not be finally resolved for at least several months, and perhaps longer if Petrie and the IRS are unable to resolve this matter in administrative proceedings and Petrie is forced to litigate its position. After an extensive review of its records and consultation with counsel, Petrie continues to believe that any additional taxes (including interest) resulting from the ultimate resolution of this matter will not have a material adverse effect on Petrie's financial position.

     While no assurance can be given, Petrie believes that, based on currently available information, adequate accruals have been established in the accompanying financial statements to provide for any losses that may be incurred with respect to the aforementioned contingencies.

     Petrie, its directors and certain former members of its senior management are defendants in a consolidated class action brought on behalf of Petrie's shareholders. The plaintiffs in the action have alleged (i) that Petrie's directors violated their fiduciary duties of loyalty and fair dealing by exclusively negotiating with PS Stores for the sale of the retail operations, (ii) that Petrie's directors failed to adequately explore third-party interest and thus did not maximize shareholder value and (iii) that PS Stores was in possession of non-public information that allowed it to purchase the retail operations at an inadequate price. The plaintiffs seek, among other things, (i) to rescind the sale of the retail operations, (ii) a declaratory judgment that the individual defendants breached their fiduciary duties and/or
(iii) to recover unspecified damages. Petrie continues to believe that the claims asserted in such complaints are without merit and not probable of resulting in a material adverse effect on Petrie's financial position. Petrie plans to contest this suit vigorously and on August 22, 1995 filed a motion to dismiss the consolidated amended complaint.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the Financial Statements provided herein.

RESULTS OF OPERATIONS

     As previously disclosed, Petrie Stores Corporation ("Petrie") sold its retail operations on December 9, 1994 (the "Sale"). On January 24, 1995, Petrie's shareholders approved a Plan of Liquidation and Dissolution, and Petrie commenced its liquidation shortly thereafter. As a result, effective January 28, 1995, Petrie changed its basis of accounting from a going-concern basis to a liquidation basis. Since January 24, 1995, Petrie's activities have been limited to winding up its affairs in furtherance of its Plan of Liquidation and Dissolution.

     The results of the retail operations provided herein for the three- and six-month periods ended July 30, 1994 have been restated so that they may be presented as discontinued operations in Petrie's Consolidated Statement of Operations. The net income
(loss) for the three- and six-month periods ended July 29, 1995 was $28,750,000 and ($101,515,000), respectively, as compared to a loss from continuing operations for the three- and six-month periods ended July 30, 1994 of ($1,509,000) and ($3,019,000), respectively.

     The market price per share of Toys "R" Us, Inc. ("Toys 'R' Us") common stock, par value $.10 per share ("Toys Common Stock"), declined from $30 per share at January 28, 1995 to $25 per share at April 29, 1995 and then increased to $28 per share at July 29, 1995. As of September 6, 1995, the closing price per share of Toys Common Stock as reported on the New York Stock Exchange Composite Tape was $27 per share. In applying a liquidation basis of accounting, Petrie has given effect to the fluctuation in the market price of Toys Common Stock held by Petrie and the 610,700 shares thereof sold on May 26, 1995 in its results of operations and has recorded a net realized and unrealized gain (loss) on the Toys Common Stock for the three- and six-month periods ended July 29, 1995 of $51,118,000 and ($163,116,000), respectively. As a result of the net realized and unrealized gain (loss), Petrie recorded income tax expense (credit) for the three- and six-month periods ended July 29, 1995 of $21,707,000 and ($63,986,000), respectively. Prior to adopting a liquidation basis of accounting, unrealized gains/losses on the Toys Common Stock, net of related deferred taxes, resulted in adjustments to shareholders' equity.

     Corporate overhead of $864,000 and $2,752,000 for the three- and six-month periods ended July 29, 1995 consists primarily of the costs and expenses related to the liquidation and dissolution of Petrie including, but not limited to, legal fees, insurance, accounting fees, salaries, real estate advisory fees, transfer agent fees, exchange listing fees and printing and shareholder communications expenses. Included in corporate overhead for the six-month period ended July 29, 1995 is $618,000 related to premiums for directors' and officers' liability insurance. In connection with Petrie's liquidation basis of accounting, these premiums were expensed upon payment. Although certain overhead costs and expenses were also incurred by Petrie during the three- and six-month periods ended July 30, 1994 in connection with its public reporting requirements, corporate overhead has been included in discontinued operations for such period. In the opinion of management, corporate overhead was not material to either continuing or discontinued operations for the three- and six-month periods ended July 30, 1994.

     During the three- and six-month periods ended July 29, 1995, Petrie earned $203,000 and $367,000, respectively, in investment income. Investment income for the three- and six-month periods ended July 30, 1994 related to the retail operations and is included in discontinued operations.

     Petrie's 8% Convertible Subordinated Debentures due December
31, 2010 were fully redeemed or converted in the fiscal year ended January 28, 1995. As a result, no interest expense was incurred by Petrie for the six months ended July 29, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     As previously disclosed, Petrie has delivered 3,493,450 shares of the Toys Common Stock held by Petrie into an escrow account (the "Escrow Account") pursuant to the terms of an Escrow Agreement, dated as of January 24, 1995, between Petrie and Custodial Trust Company, as Escrow Agent (the "Escrow Agreement"). The shares of Toys Common Stock placed into the Escrow Account pursuant to the Escrow Agreement secure the payment of certain of Petrie's obligations to Toys "R" Us arising
(i) under (x) the Acquisition Agreement, dated as of April 20, 1994 and amended as of May 10, 1994, between Petrie and Toys "R" Us, (y) the Seller Indemnification Agreement, dated as of December 9, 1994, among Petrie, Toys "R" Us, Petrie Retail, Inc. ("Petrie Retail"), PS Stores Acquisition Corp. ("PS Stores"), and certain subsidiaries of PS Stores (the "Seller Indemnification Agreement") and (z) the Stock Purchase Agreement, dated as of August 23, 1994 and amended as of November 3, 1994, between Petrie and WP Investors, Inc. (the "Retail Operations Stock Purchase Agreement") and (ii) otherwise.

     In addition, Petrie has delivered 3,200,082 shares of the Toys Common Stock held by Petrie into a collateral account (the "Collateral Account") pursuant to the terms of an Amended and Restated Cash Collateral and Pledge Agreement, dated as of December 9, 1994 and amended as of January 24, 1995, among Petrie, PS Stores, certain subsidiaries of PS Stores, and Custodial Trust Company, as Collateral Agent (the "Amended and Restated Cash Collateral Agreement"). The shares of Toys Common Stock placed in the Collateral Account pursuant to the Amended and Restated Cash Collateral Agreement secure the payment of certain of Petrie's obligations to PS Stores arising under (i) the Retail Operations Stock Purchase Agreement and (ii) the Cross-Indemnification and Procedure Agreement, dated as of December 9, 1994, between Petrie and PS Stores (the "Cross-Indemnification and Procedure Agreement"). These obligations relate primarily to the fiscal year 1989 tax audit (the "Tax Audit") and the United Auto Workers District 65 Security Plan Pension Fund (the "Multiemployer Plan"). Pursuant to the Amended and Restated Cash Collateral Agreement, until the implementation of a hedge or similar arrangement that protects the value of the Toys Common Stock in the Collateral Account, Petrie has agreed to maintain a value in the Collateral Account of at least $74,250,000. The Amended and Restated Cash Collateral Agreement provides that PS Stores can request the Collateral Agent to sell the Toys Common Stock in the Collateral Account if the value of the Toys Common Stock in the Collateral Account is not protected, as of September 15, 1995, by a hedge or similar arrangement.

     Petrie has agreed with Toys "R" Us pursuant to a letter agreement, dated as of January 24, 1995 (the "Side Letter Agreement"), that, until such time as a hedge or similar arrangement that protects the value of the Toys Common Stock is in place, Petrie will maintain a reserve (the "Reserve") against certain contingent liabilities (the "Liabilities"), including, but not limited to (i) guarantees by Petrie of certain retail store leases to which Petrie's former subsidiaries are parties and which expire at various times through 2005 (the "Lease Guarantees"), (ii) liabilities in connection with Petrie's past participation in the Multi-employer Plan, (iii) assessments made by or settlements negotiated with the IRS relating to the Tax Audit and (iv) liabilities in connection with the administration of Petrie and the Liquidating Trust. Subject to the terms of the Side Letter Agreement, Petrie is required to fund the Reserve with, individually or in combination, (i) cash in an amount of at least $177.5 million (the "Reserved Amount") or (ii) shares of Toys Common Stock having a market value (as of January 20, 1995) of at least twice the Reserved Amount. The Reserve presently contains all of the 10,055,576 shares of Toys Common Stock held by Petrie (including the 3,493,450 shares of Toys Common Stock held in the Escrow Account and the 3,200,082 shares of Toys Common Stock held in the Collateral Account). In the event that Petrie desires to make a distribution from the Reserve other than for the Liabilities, Petrie must notify Toys "R" Us of its intent to make such a distribution and give Toys "R" Us twenty days within which to object.

     On May 26, 1995, Petrie sold 610,700 shares of Toys Common
Stock in open market transactions to raise cash (approximately
$15.0 million) to provide for certain of its contingent liabilities, if and when such liabilities become due.

     On August 15, 1995, Petrie made a second liquidating distribution (the "Distribution") to its shareholders of an aggregate of 5,235,035 shares of Toys Common Stock, or approximately 34.2% of the Toys Common Stock held by Petrie, pursuant to Petrie's Plan of Liquidation and Dissolution. In the Distribution, Petrie's shareholders received 0.1 of a share of Toys Common Stock for every share of Petrie Common Stock held of record at the close of business on August 7, 1995. In addition, Petrie distributed an aggregate of 1,391 shares of Toys Common Stock to certain former shareholders of Winkelman Stores Incorporated (a former subsidiary of Petrie) in respect of their interests in Petrie's initial liquidating distribution made on March 24, 1995. As a result, Petrie presently holds 10,055,576 shares of Toys Common Stock.

     As of September 6, 1995, the closing price per share of Toys Common Stock as reported on the New York Stock Exchange Composite Tape was $27 per share, and during the fifty-two weeks prior to the date of this report, the price per share of Toys Common Stock has fluctuated from a high of $39 to a low of $23 . No assurance can be given as to the future market prices of Toys Common Stock or as to the extent to which Petrie will be successful in reducing the Liabilities. However, as noted above, in accordance with the Amended and Restated Cash Collateral Agreement and the Side Letter Agreement, Petrie is considering entering into a hedge or similar arrangement that protects the value of its remaining shares of Toys Common Stock in light of its remaining Liabilities. No assurance can be given as to the effect that a hedge or similar arrangement would have on the value of the Toys Common Stock available for distribution to Petrie's shareholders.

     Sometime during the second half of Petrie's current fiscal year, but not later than January 24, 1996, Petrie will place its remaining shares of Toys Common Stock and any other assets it then holds in the Liquidating Trust, and Petrie's shareholders will become holders of beneficial interests in the Liquidating Trust. Additional distributions of the shares of Toys Common Stock held by Petrie will be made from time to time to holders of beneficial interests in the Liquidating Trust to the extent that such shares are not needed to satisfy the Liabilities. It has not yet been determined whether Petrie will make another liquidating distribution prior to establishing the Liquidating Trust.

     As noted above, the Liabilities consist primarily of contingent liabilities related to the Lease Guarantees, the Tax Audit and the Multiemployer Plan. As of September 6, 1995, Petrie believes that the aggregate contingent liability related to the Lease Guarantees, should the lessees thereunder fail to perform on the underlying lease obligations, is approximately $81.9 million. Petrie is continuing to seek to negotiate further reductions in its contingent liability related to the Lease Guarantees. Since the sale of the retail operations on December 9, 1994, Petrie has not been required to, and is not currently aware of any existing condition which would cause it to have to, make any payment with respect to the underlying lease obligations
as a result of any default by the lessees thereunder.   Petrie
does not presently believe that the amounts that may be payable by it in connection with the Tax Audit or the Multiemployer Plan will have a material adverse effect on Petrie's financial position.

     As of September 6, 1995, Petrie has approximately $20.4 million in cash (and cash equivalents). Petrie believes that its cash will be adequate to fund the costs and expenses related to its liquidation and those of administering the Liquidating Trust and to provide for certain of the Liabilities if and when they become due. Costs and expenses related to the liquidation and the administration of the Liquidating Trust include legal fees, insurance, accounting fees, salaries, real estate advisory fees, transfer agent fees, trustee fees, exchange listing fees, Securities and Exchange Commission filing fees, and printing and shareholder communications expenses. To the extent that there is cash remaining upon the termination of the Liquidating Trust, such cash will be distributed to the Liquidating Trust's beneficial owners.


PART II - OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  LIST OF EXHIBITS

               Exhibit 27 -- Financial Data Schedule

          (b)  REPORTS ON FORM 8-K

               Current Report on Form 8-K, dated as of August 30,
               1995, reporting the second liquidating distribution.


                             SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF  THE SECURITIES EXCHANGE ACT
OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED
ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Dated:  September 12, 1995         PETRIE STORES CORPORATION

                                   By /s/ HILDA KIRSCHBAUM GERSTEIN
                                          Hilda Kirschbaum Gerstein
                                      President and Chief Executive Officer

Dated:  September 12, 1995         By /s/ H. BARTLETT BROWN
                                          H. Bartlett Brown
                                      Treasurer, Principal Financial
                                      Officer and Principal Accounting Officer