Form 10-Q
period 1995-10-28
PETRIE STORES CORP
filed 1995-12-11
CIK 77808

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549


                             FORM 10-Q
                          QUARTERLY REPORT
                PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 1995  COMMISSION FILE NUMBER:  1-6166

                         PETRIE STORES CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     NEW YORK                                     36-2137966
     (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

     70 ENTERPRISE AVENUE
     SECAUCUS, NEW JERSEY                          07094
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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 52,350,238 shares, $1.00 par value per share, of common stock outstanding as of December 6, 1995.




                               INDEX

     PART I - FINANCIAL INFORMATION                       PAGE

     Item 1.  Financial Statements (unaudited)
              Statements of Net Assets in Liquidation
                   - October 28, 1995 and January 28,
                   1995  . . . . . . . . . . . . . . . . . . 3
              Statements of Changes in Net Assets in
                   Liquidation - For the Three Months
                   and Nine Months Ended October 28,
                   1995  . . . . . . . . . . . . . . . . . . 4
              Consolidated Statements of Operations -
                   For the Three Months and Nine
                   Months Ended October 29, 1994   . . . . . 5
              Consolidated Statement of Cash Flows -
                   For the Nine Months Ended October
                   29, 1994  . . . . . . . . . . . . . . . . 6
              Notes to Consolidated Financial Statements . . 8

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations . . . . . . . . . . . . . . . . .  14

     PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K . . . . . .  18


                    PETRIE STORES CORPORATION

         STATEMENTS OF NET ASSETS IN LIQUIDATION (NOTE 2)

                        (IN THOUSANDS)

                                         OCTOBER 28, 1995       JANUARY 28,
                                           (UNAUDITED)             1995

 Assets
 Cash and cash equivalents                $  85,357            $    11,854
 Investment in Toys "R" Us, Inc. common
   stock                                    156,105              1,262,293
 Total assets                               241,462              1,274,147

 Liabilities
 Accrued expenses and other liabilities      21,699                  9,495
 Deferred income taxes                       37,878                428,182
 Total liabilities                           59,577                437,677

 Commitments and contingencies

 Net assets in liquidation                $ 181,885            $   836,470


See accompanying notes.


                       PETRIE STORES CORPORATION

      STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (NOTE 2)

                              (UNAUDITED)
                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                      OCTOBER 28, 1995       OCTOBER 28, 1995


      Net assets in liquidation at
        beginning of period               $ 340,524             $ 836,470

      Investment income                         291                   658
      Corporate overhead                    (17,681)              (20,433)
      Net realized and unrealized
        loss on Toys "R" Us, Inc.
        common stock                        (78,051)             (241,167)
      Loss before income tax
        credit                              (95,441)             (260,942)

      Income tax credit                      21,970                85,956
      Net loss for the period               (73,471)             (174,986)

      Distributions of 5,235,035
        and 31,410,144,
        respectively, shares
        of Toys "R" Us, Inc. common
        stock, net of taxes                 (85,168)             (479,599)
      Decrease in net assets               (158,639)             (654,585)
      Net assets in liquidation at
        October 28, 1995                  $ 181,885             $ 181,885

      Net loss per share                  $   (1.40)            $   (3.34)

      Weighted average number of shares      52,350                52,350


See accompanying notes.


                     PETRIE STORES CORPORATION

          CONSOLIDATED STATEMENTS OF OPERATIONS (NOTES 2 AND 3)

                              (UNAUDITED)
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                       OCTOBER 29, 1994*   OCTOBER 29, 1994*

       Interest expense                $    (2,492)         $    (7,524)
       Loss from continuing
         operations before
         income taxes                       (2,492)              (7,524)

       Income tax benefit                      -                  2,013
       Loss from continuing
         operations                         (2,492)              (5,511)

       Loss from discontinued
         operations, net
         of income taxes                   (32,083)             (43,007)
       Loss on disposal of
         discontinued operations          (358,996)            (358,996)
                                          (391,079)            (402,003)

       Net loss                        $  (393,571)         $  (407,514)

       Loss per share:
       Loss from continuing
         operations                    $      (.05)         $      (.12)
       Loss from discontinued
         operations                           (.69)                (.92)
       Loss on disposal of
         discontinued operations             (7.67)               (7.67)
       Net loss                            $ (8.41)         $     (8.71)

       Weighted average number of
            shares                          46,792               46,792

       * Restated

See accompanying notes.


                        PETRIE STORES CORPORATION

        CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS
                          ENDED OCTOBER 29, 1994

                              (UNAUDITED)
                        (IN THOUSANDS OF DOLLARS)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                         $(407,514)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Provision for loss on disposal of discontinued operations        358,996
     Depreciation and amortization of property and equipment           41,076
     Other amortization                                                 2,344
     Common stock issued as compensation                                  451
     Deferred taxes                                                    (2,176)
     Changes in assets and liabilities:
        (Increase) in:
        Accounts receivable                                            (3,968)
        Merchandise inventories                                       (68,392)
        Prepaid expenses and sundry receivables                       (11,624)
        Other assets                                                      (85)
        Increase (decrease) in:
        Accounts payable                                               12,205
        Accrued expenses and other liabilities                         (2,271)
        Other long-term liabilities                                      (480)
   Proceeds from sale of investment in common stock-trading
     securities                                                        36,076
Net cash used in operating activities                                 (45,362)

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to property and equipment                                   (39,808)

CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term borrowings                                              79,177
Cash dividends                                                         (7,021)
Net cash provided by financing activities                              72,156

Net (decrease) in cash and short-term investments                     (13,014)
Cash and cash equivalents - beginning of period                        39,290
Cash and cash equivalents - end of period                        $     26,276

See accompanying notes.


                      PETRIE STORES CORPORATION

               CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED OCTOBER 29, 1994

                            (UNAUDITED)
                      (IN THOUSANDS OF DOLLARS)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
   Interest                                                  $  6,471
   Income taxes                                              $  1,571

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES $1,386,000 of Convertible Subordinated Debentures were exchanged for 62,621 shares of Petrie's common stock during the nine months ended October 29, 1994.

See accompanying notes.



                         PETRIE STORES CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (UNAUDITED)

                           OCTOBER 28, 1995

1.   INTERIM REPORTING

     The accompanying unaudited consolidated financial statements of Petrie Stores Corporation ("Petrie") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial
statements.   In the opinion of Petrie, all adjustments
(consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 28, 1995 are not necessarily indicative of the results that may be expected for
the current fiscal year.   For further information, reference is
made to the consolidated financial statements and footnotes thereto included in Petrie's Annual Report on Form 10-K for the fiscal year ended January 28, 1995.

2.   BASIS OF PRESENTATION

     For financial statement presentation purposes, a liquidation basis of accounting was implemented as of January 28, 1995. The application of a liquidation basis had no effect on Petrie's net assets as of October 28, 1995 and January 28, 1995. The statements of net assets in liquidation at October 28, 1995 and January 28, 1995 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis. The accompanying consolidated statements of operations for the three months and nine months ended October 29, 1994, and the consolidated statement of cash flows for the nine months then ended, are presented on a going-concern basis.

     In December 1994, as part of the reorganization of Petrie's retail operations in connection with their sale, all of Petrie's former subsidiaries with retail operations were transferred to Petrie Retail, Inc. ("Petrie Retail"), then a wholly-owned subsidiary of Petrie, and all of the shares of Toys "R" Us, Inc. ("Toys 'R' Us") common stock, par value $.10 per share ("Toys Common Stock"), held by Petrie's former subsidiaries were transferred to Petrie. Thereafter, Petrie Retail was sold (the "Sale") to PS Stores Acquisition Corp. (hereafter, including its subsidiaries and affiliates unless the context requires otherwise, "PS Stores"). As a result of the reorganization, Petrie has no subsidiaries.

     Pursuant to Petrie's Plan of Liquidation and Dissolution (the "Plan of Liquidation"), adopted at Petrie's Reconvened Annual Meeting of Shareholders on January 24, 1995, and the Agreement and Declaration of Trust, dated as of December 6, 1995 (the "Liquidating Trust Agreement"), by and between Petrie and the trustees named therein (a form of which was approved at Petrie's Reconvened Annual Meeting of Shareholders on January 24,
1995), Petrie will transfer its remaining assets to, and its remaining fixed and contingent liabilities will be assumed by (the "Succession"), the Petrie Stores Liquidating Trust (the "Liquidating Trust"), effective as of the close of business on January 22, 1996, unless the Succession is postponed as set forth below or in the Liquidating Trust Agreement (the "Succession Date"). Application will be made to the Securities and Exchange Commission (the "Commission") to register the Liquidating Trust's beneficial interests on Form 8-B pursuant to the Securities Exchange Act of 1934, as amended. In the event that the Commission has not declared the Form 8-B effective prior to January 22, 1996, the Succession Date will be postponed until the effective date of the Form 8-B.

3.   DISCONTINUED OPERATIONS

     On December 9, 1994, pursuant to the terms of a Stock Purchase Agreement, as amended, Petrie completed the Sale. In the Sale, the stock of Petrie Retail was sold to PS Stores for a net cash purchase price of approximately $177.5 million and the assumption by PS Stores of various liabilities including, but not limited to, all of the leases to which Petrie or any of its subsidiaries was a party (Note 5).

     During the third fiscal quarter ended October 29, 1994, Petrie recorded a charge of $359 million for the estimated loss on disposal of the retail operations. The estimated loss represents the loss on the Sale, plus estimated transaction costs and expenses for the Sale and a provision for estimated operating losses through the disposal date.

     The results of the retail operations are accounted for as discontinued operations in the accompanying Consolidated
Statements of Operations. Amounts in the Consolidated Statements of Operations and the notes thereto have been restated to reflect the discontinuance of the retail operations.

Components of loss from discontinued operations for the three months and nine months ended October 29, 1994 are as follows:

                                         THREE MONTHS    NINE MONTHS
                                            ENDED           ENDED
                                         OCTOBER 29,     OCTOBER 29,
                                             1994            1994

Net sales                                $ 328,334      $1,028,692

Loss from discontinued retail
  operations before income taxes           (32,083)        (50,290)

Income tax benefit                            --             7,283

Loss from discontinued retail
  operations                             $ (32,083)    $   (43,007)

4.   INVESTMENTS IN COMMON STOCK

     Petrie's investments in common stock consist of shares of Toys Common Stock, which are being carried at market value.

     As disclosed in Petrie's Annual Report on Form 10-K for the fiscal year ended January 28, 1995 and Petrie's Quarterly Reports on Form 10-Q for the three months ended April 29, 1995 and the three months ended July 29, 1995, Petrie has placed 3,493,450 shares of its Toys Common Stock that in an escrow account (the "Escrow Account") pursuant to the terms of an Escrow Agreement, dated as of January 24, 1995, between Petrie and Custodial Trust Company, as Escrow Agent (the "Escrow Agreement"). The shares of Toys Common Stock placed into the Escrow Account pursuant to the Escrow Agreement secure the payment of certain of Petrie's obligations to Toys "R" Us arising (i) under (x) the Acquisition Agreement dated April 20, 1994 between Petrie and Toys "R" Us,
(y) the Seller Indemnification Agreement, dated as of December 9, 1994, among Petrie, Toys "R" Us, Petrie Retail, PS Stores, and certain subsidiaries of PS Stores and (z) the Stock Purchase Agreement, and (ii) otherwise.

     In addition, Petrie has placed 3,200,082 shares of its Toys Common Stock in a collateral account (the "Collateral Account") pursuant to the terms of an Amended and Restated Cash Collateral and Pledge Agreement, dated as of December 9, 1994 and amended as of January 24, 1995, among Petrie, PS Stores, certain subsidiaries of PS Stores, and Custodial Trust Company, as Collateral Agent (the "Amended and Restated Cash Collateral Agreement"). The shares of Toys Common Stock placed in the Collateral Account pursuant to the Amended and Restated Cash Collateral Agreement secure the payment of certain of Petrie's obligations to PS Stores arising under (i) the Stock Purchase Agreement and (ii) the Cross-Indemnification and Procedure Agreement, dated as of December 9, 1994, between Petrie and PS Stores.

     The shares of Toys Common Stock placed into the Escrow Account and the Collateral Account are also subject to the terms of a letter agreement, dated as of January 24, 1995, pursuant to which Petrie has agreed with Toys "R" Us that, until such time as a hedge or similar arrangement is in place, Petrie will retain, either individually or in combination, (i) cash in an amount of at least $177.5 million (the "Reserved Amount") or (ii) shares of Toys Common Stock having a market value (as of January 20, 1995) of at least twice the Reserved Amount, to secure the payment of Petrie's contingent liabilities (Note 5). At October 28, 1995, Petrie is required to retain substantially all of the 7,055,576 shares of Toys Common Stock it holds (including the 3,493,450 shares of Toys Common Stock held in the Escrow Account and the 3,200,082 shares of Toys Common Stock held in the Collateral Account).

     In connection with the Plan of Liquidation, Petrie made an initial liquidating distribution, on March 24, 1995, of 26,173,718 shares of Toys Common Stock (market value of approximately $644.5 million). Petrie subsequently distributed 1,391 shares of Toys Common Stock to certain former shareholders of Winkelman Stores Incorporated (a former subsidiary of Petrie) in respect of their interests in the March 24, 1995 distribution. On August 15, 1995, Petrie made a second liquidating distribution of 5,235,035 shares of Toys Common Stock (market value of approximately $139.4 million).

     On May 26, 1995, Petrie sold 610,700 shares of Toys Common
Stock in open market transactions for approximately $15 million after commissions. On October 25 and 26, 1995, Petrie sold an aggregate of 3,000,000 shares of Toys Common Stock for approximately $66 million after commissions.

5.   COMMITMENTS AND CONTINGENCIES

     As has been reported, on October 12, 1995, Petrie Retail filed a voluntary petition for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. Since filing its petition, Petrie Retail has announced plans to close approximately 300 of its roughly 1600 stores. Petrie is a guarantor of leases relating to approximately 50 of those stores, and its aggregate guarantee liability on those leases is expected to be no more than approximately $15 million, which Petrie has accrued in its financial statements at October 28, 1995.
Petrie's liability will be reduced by, among other things, the extent to which Petrie Retail assigns closed store leases instead of rejecting such leases in bankruptcy or, if the leases are rejected, new rent-paying tenants are found for the closed stores. Subject to bankruptcy court approval, Petrie Retail has retained Keen Realty Services, Inc. to market approximately 150 of the roughly 300 leases relating to stores to be closed. In conjunction with this process, with the consent of Petrie Retail, but subject to bankruptcy court approval, Petrie intends to also retain Keen Realty to negotiate transactions to reduce Petrie's potential liability under any of those leases where Petrie is a guarantor.

     Petrie is not aware of any plans that Petrie Retail may have to close additional stores; however, no assurance can be given that Petrie Retail will not close additional stores for which Petrie has guarantee liability. Based on motions currently pending before the bankruptcy court, Petrie Retail will likely have until at least August 1996 to decide whether to assume or reject the majority of the leases it currently holds. Were Petrie Retail to close every store for which a landlord might claim that Petrie has liability as a lease guarantor and no mitigation or defense were successful, Petrie believes that its maximum theoretical exposure relating to such leases, without giving effect to any present value discount, would be approximately $95 million (including the $15 million accrued at October 28, 1995), with approximately $18 million due in 1996, approximately $16 million due in 1997, approximately $14 million due in 1998 and approximately $47 million due thereafter.

     In addition, since Petrie Retail's bankruptcy filing, a dispute has arisen between Petrie, on the one hand, and Petrie Retail and its affiliates, on the other, as to whether Petrie, or Petrie Retail and its affiliates, is responsible as guarantor of certain additional leases. The maximum theoretical exposure relating to such leases, based on the same assumptions as set forth in the preceding paragraph and without giving effect to any present value discount, would be approximately $35 million, with approximately $5 million due in 1996, approximately $5 million due in 1997, approximately $5 million due in 1998 and approximately $20 million due thereafter. To date, Petrie Retail has not announced plans to close any of the stores relating to such leases, and as a result there is currently no guarantor liability with respect thereto.

     A substantial number of leases under which a landlord might claim that Petrie has liability as a lease guarantor either expressly contain mitigation provisions or relate to property in states that imply such provisions as a matter of law. Mitigation generally requires, among other things, that a landlord of a closed store seek to reduce its damages, including by attempting to locate a new tenant.

     Effective January 31, 1995, Petrie Retail withdrew from the United Auto Workers District 65 Security Plan Pension Fund (the "Multiemployer Plan"). Due to underfunding of the Multiemployer Plan, Petrie Retail and its affiliates have incurred withdrawal liability under the Employee Retirement Income Security Act of 1974, as amended. Based upon preliminary discussions with the administrators and trustees of the Multiemployer Plan, Petrie believes that the withdrawal liability allocated to Petrie Retail and its affiliates, as a result of the withdrawal, will be approximately $12 million, with an additional liability allocated to Petrie Retail and its affiliates of approximately $3 million attributable to the Multiemployer Plan's failure to meet certain Internal Revenue Code minimum funding standards. In the event of a mass withdrawal by contributing employers from the Multiemployer Plan, the withdrawal liability allocated to Petrie Retail and its affiliates may be higher. Pursuant to the Stock Purchase Agreement, Petrie Retail and its affiliates are responsible for the first $10 million in withdrawal and related liabilities, with the next $50 million of such liabilities allocated 75 percent to Petrie and 25 percent to Petrie Retail and its affiliates. It is unclear what effect, if any, Petrie Retail's bankruptcy filing may have upon the timing and amount of any payments Petrie may be required to make under the agreement with respect to the Multiemployer Plan, but in no event will Petrie's maximum contractual liability be increased as a result of Petrie Retail's bankruptcy filing.

      The Internal Revenue Service ("IRS") has raised an issue regarding the manner pursuant to which Petrie computed the basis of Toys Common Stock disposed of in connection with the exchange of certain of its exchangeable subordinated debentures during its fiscal year ended January 28, 1989. Petrie is contesting the IRS' proposed adjustment in administrative proceedings. It is expected that this matter will not be finally resolved for at least several months, and perhaps longer if Petrie and the IRS are unable to resolve this matter in administrative proceedings and Petrie is forced to litigate its position.

     Petrie, its directors and certain former members of its senior management are defendants in a consolidated class action brought on behalf of Petrie's shareholders. The plaintiffs in the action have alleged (i) that Petrie's directors violated their fiduciary duties of loyalty and fair dealing by exclusively negotiating with PS Stores for the sale of the retail operations,
(ii) that Petrie's directors failed to adequately explore third-party interest and thus did not maximize shareholder value and
(iii) that PS Stores was in possession of non-public information that allowed it to purchase the retail operations at an inadequate price. The plaintiffs seek, among other things, (i) a declaratory judgment that the individual defendants breached their fiduciary duties and/or (ii) to recover unspecified damages. Petrie continues to believe that the claims asserted in such complaints are without merit and not probable of resulting in a material adverse effect on Petrie's financial position. Petrie plans to contest this suit vigorously and on August 22, 1995 filed a motion to dismiss the consolidated amended complaint. Briefing of the motion is currently ongoing.

     Petrie is also a defendant in an action brought by the landlord for a retail store operated by Central Park Apparel, Inc., a former subsidiary of Petrie, alleging, among other things, that (i) such landlord was fraudulently induced to release Petrie from its obligation as a guarantor of such store's lease through the execution of a substitute guaranty (the "Substitute Guaranty"), (ii) Petrie conspired with Petrie Retail and Petrie's real estate advisor, Jones Lang Wootton USA, to commit such fraud utilizing the instrumentalities of interstate commerce such as to give rise to cause of action under the federal RICO statute, and (iii) Petrie has breached its agreement to serve as a guarantor with respect to Central Park Apparel, Inc. The plaintiff seeks (i) a declaratory judgment with respect to the Substitute Guaranty and (ii) actual damages, punitive damages and attorneys' fees. Petrie plans to contest this suit vigorously. As of December 6, 1995, Petrie has not filed its answer with respect to this action.

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

RESULTS OF OPERATIONS

     As previously disclosed, in December 1994, as part of the reorganization of the retail operations of Petrie Stores Corporation ("Petrie") in connection with their sale, all of Petrie's former subsidiaries with retail operations were transferred to Petrie Retail, Inc. ("Petrie Retail"), then a wholly-owned subsidiary of Petrie, and all of the shares of Toys "R" Us, Inc. ("Toys 'R' Us") common stock, par value $.10 per share ("Toys Common Stock"), held by Petrie's former subsidiaries were transferred to Petrie. Thereafter, Petrie Retail was sold (the "Sale") to PS Stores Acquisition Corp. (hereafter, including its subsidiaries and affiliates unless the context requires otherwise, "PS Stores"). On January 24, 1995, Petrie's shareholders approved a Plan of Liquidation and Dissolution (the "Plan of Liquidation"), and Petrie commenced its liquidation shortly thereafter. As a result, effective January 28, 1995, Petrie changed its basis of accounting from a going-concern basis to a liquidation basis. Since January 24, 1995, Petrie's activities have been limited to winding up its affairs in furtherance of the Plan of Liquidation.

     The results of the retail operations provided herein for the three- and nine-month periods ended October 29, 1994 have been restated so that they may be presented as discontinued operations in Petrie's Consolidated Statement of Operations. The net loss for the three- and nine-month periods ended October 28, 1995 was $(73,471,000) and $(174,986,000), respectively, as compared to a loss from continuing operations for the three- and nine-month periods ended October 29, 1994 of $(2,492,000) and $(5,511,000), respectively.

     The market price per share of Toys Common Stock has fluctuated during fiscal 1996 as follows:

          DATE           CLOSING PRICE
       January 28, 1995       $30
       April 29, 1995         $25 3/8
       July 29, 1995          $28 3/4
       October 28, 1995       $22 1/8

       As of December 6, 1995, the closing price per share of Toys Common Stock as reported on the New York Stock Exchange Composite Tape was $23 5/8 per share. In applying a liquidation basis of accounting, Petrie has given effect in its results of operations to the fluctuation in the market price of Toys Common Stock held by Petrie and the sale of 3,610,700 shares during the period and has recorded a net realized and unrealized loss on the Toys Common Stock for the three- and nine-month periods ended October 28, 1995 of $(78,052,000) and $(241,167,000), respectively. As a result of the net realized and unrealized loss, Petrie recorded an income tax credit for the three- and nine-month periods ended October 28, 1995 of $21,970,000 and $85,956,000, respectively. Prior to adopting a liquidation basis of accounting, unrealized gains/losses on the Toys Common Stock, net of related deferred taxes, resulted in adjustments to shareholders' equity.

       Corporate overhead of $17,681,000 and $20,433,000 for the three- and nine-month periods ended October 28, 1995, respectively, consists primarily of the costs and expenses related to the liquidation and dissolution of Petrie including, but not limited to, lease contingencies, legal fees, insurance, accounting fees, salaries, real estate advisory fees, transfer agent fees, exchange listing fees and printing and shareholder communications expenses. Included in corporate overhead for the nine-month period ended October 28, 1995 is $15 million related to Petrie's liability as a guarantor of certain leases to which Petrie Retail or one of its subsidiaries is a party, $2 million related to certain other liabilities Petrie may have incurred as a result of Petrie Retail's bankruptcy filing and $618,000 related to premiums for directors' and officers' liability insurance. In connection with Petrie's liquidation basis of accounting, directors' and officers' liability insurance premiums were expensed upon payment. Although certain overhead costs and expenses were also incurred by Petrie during the three- and nine-month periods ended October 29, 1994 in connection with its public reporting requirements, corporate overhead has been included in discontinued operations for such period. In the opinion of management, corporate overhead was not material to either continuing or discontinued operations for the three- and nine-month periods ended October 29, 1994.

       During the three- and nine-month periods ended October 28, 1995, Petrie earned $291,000 and $658,000, respectively, in investment income. Investment income for the three- and nine-month periods ended October 29, 1994 related to the retail operations and is included in discontinued operations.

       Petrie's 8% Convertible Subordinated Debentures due December 31, 2010 were fully redeemed or converted in the fiscal year ended January 28, 1995. As a result, no interest expense was incurred by Petrie for the nine months ended October 28, 1995.

LIQUIDITY AND CAPITAL RESOURCES

       As previously disclosed, Petrie has placed 3,493,450 and 3,200,082 shares of Toys Common Stock into an escrow account and a collateral account, respectively. The shares were placed into these accounts to secure the payment of Petrie's contingent liabilities pursuant to the terms of an Acquisition Agreement with Toys "R" Us, the Stock Purchase Agreement and other agreements with Toys "R" Us and/or PS Stores. Such liabilities primarily include contingent liabilities relating to (i) guarantees of certain retail store leases, expiring at various times through 2011 to which Petrie Retail or a subsidiary thereof is a party; (ii) Petrie's agreement with Petrie Retail to indemnify it for certain liabilities relating to Petrie Retail's withdrawal from the United Auto Workers District 65 Security Plan Pension Fund (the "Multiemployer Plan"), and (iii) an ongoing dispute with the Internal Revenue Service relating to the manner in which Petrie computed the basis of shares of Toys Common Stock transferred pursuant to the conversion of certain exchangeable subordinated debentures in fiscal year 1989.

       The shares of Toys Common Stock placed in the escrow account and the collateral account are also subject to the terms of a letter agreement dated as of January 24, 1995 (the "Side Letter Agreement"), pursuant to which Petrie has agreed with Toys "R" Us that, until such time as a hedge or similar arrangement is in place, Petrie will retain, either individually or in combination, (i) cash in an amount of at least $177.5 million (the "Reserved Amount") or (ii) shares of Toys Common Stock having a market value (as of January 20, 1995) of at least twice the Reserved Amount, to secure the payment of Petrie's contingent liabilities. Pursuant to the terms of the Side Letter Agreement, Petrie is presently required to retain substantially all of the 7,055,576 shares of Toys Common Stock that it holds (including the 3,493,450 shares of Toys Common Stock held in the escrow account and the 3,200,082 shares of Toys Common Stock held in the collateral account).

       On May 26, 1995, Petrie sold 610,700 shares of Toys Common
Stock in open market transactions for approximately $15 million.

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

       As has been reported, on October 12, 1995, Petrie Retail filed a voluntary petition for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. Since filing its petition, Petrie Retail has announced plans to close approximately 300 of its roughly 1600 stores. Petrie is a guarantor of leases relating to approximately 50 of those stores, and its aggregate guarantee liability on those leases is expected to be no more than approximately $15 million. Petrie's liability will be reduced by, among other things, the extent to which Petrie Retail assigns closed store leases instead of rejecting such leases in bankruptcy or, if the leases are rejected, new rent-paying tenants are found for the closed stores. Subject to bankruptcy court approval, Petrie Retail has retained Keen Realty Services, Inc. to market approximately 150 of the roughly 300 leases relating to stores to be closed. In conjunction with this process, with the consent of Petrie Retail, but subject to bankruptcy court approval, Petrie intends to also retain Keen Realty to negotiate transactions to reduce Petrie's potential liability under any of those leases where Petrie is a guarantor.

       Petrie is not aware of any plans that Petrie Retail may have to close additional stores; however, no assurance can be given that Petrie Retail will not close additional stores for which Petrie has guarantee liability. Based on motions currently pending before the bankruptcy court, Petrie Retail will likely have until at least August 1996 to decide whether to assume or reject the majority of the leases it currently holds. Were Petrie Retail to close every store for which a landlord might claim that Petrie has liability as a lease guarantor and no mitigation or defense were successful, Petrie believes that its maximum theoretical exposure relating to such leases, without giving effect to any present value discount, would be approximately $95 million, with approximately $18 million due in 1996, approximately $16 million due in 1997, approximately $14 million due in 1998 and approximately $47 million due thereafter.

       In addition, since the filing by Petrie Retail of its voluntary petition for bankruptcy protection a dispute has arisen between Petrie, on the one hand, and Petrie Retail and its affiliates, on the other, as to whether Petrie, or Petrie Retail and its affiliates, is responsible as guarantor of certain additional leases. The maximum theoretical exposure relating to such leases, based on the same assumptions as set forth in the preceding paragraph and without giving effect to any present value discount, would be approximately $35 million, with approximately $5 million due in 1996, approximately $5 million due in 1997, approximately $5 million due in 1998 and approximately $20 million due thereafter. To date, Petrie Retail has not announced plans to close any of the stores relating to such leases, and as a result there is currently no guarantor liability with respect thereto.

       A substantial number of leases under which a landlord might claim that Petrie is a lease guarantor either expressly contain mitigation provisions or relate to property in states that imply such provisions as a matter of law. Mitigation generally requires, among other things, that a landlord of a closed store seek to reduce its damages, including by attempting to locate a new tenant.

       On October 25 and October 26, 1995, in order to diversify its assets in light of Petrie Retail's bankruptcy filing and a decline in the price per share of Toys Common Stock, Petrie sold 19,300 and 2,980,700 shares of Toys Common Stock, respectively, for approximately $66 million.

       As of December 6, 1995, the closing price per share of Toys Common Stock as reported on the New York Stock Exchange Composite Tape was $23 5/8 per share, and during the fifty-two weeks prior to the date of this report, the price per share of Toys Common Stock has fluctuated from a high of $35 1/2 to a low of $21 5/8. No assurance can be given as to the future market prices of Toys Common Stock.

       Pursuant to the Plan of Liquidation and the Agreement and Declaration of Trust, dated as of December 6, 1995 (the "Liquidating Trust Agreement"), by and between Petrie and the trustees named therein (a form of which was approved at Petrie's Reconvened Annual Meeting of Shareholders on January 24, 1995), Petrie will transfer its remaining assets to, and its remaining fixed and contingent liabilities will be assumed by (the "Succession"), the Petrie Stores Liquidating Trust (the "Liquidating Trust"), effective as of the close of business on January 22, 1996, unless the Succession is postponed as set forth below or in the Liquidating Trust Agreement (the "Succession
Date").   Application will be made to the Securities and Exchange
Commission (the "Commission") to register the Liquidating Trust's beneficial interests on Form 8-B pursuant to the Securities Exchange Act of 1934, as amended. In the event that the Commission has not declared the Form 8-B effective prior to January 22, 1996, the Succession Date will be postponed until the effective date of the Form 8-B.

       The Liquidating Trust's ability to make future distributions of Toys Common Stock and cash to the holders of the Liquidating Trust's beneficial interests will depend on the extent to which the Liquidating Trust's contingent liabilities become fixed in amount. Distributions from the Liquidating Trust will only be made to the extent not necessary to satisfy the liabilities of the Liquidating Trust, and then only as directed and approved by the Liquidating Trust's trustees. Accordingly, no assurance can be given as to the timing or the amounts of any future distributions.

       As of December 6, 1995, Petrie has approximately $85 million in cash and cash equivalents. Petrie believes that its cash and cash equivalents will be adequate to meet all anticipated liquidity requirements. Costs and expenses related to the liquidation and the administration of the Liquidating Trust include legal fees, insurance, accounting fees, salaries, real estate advisory fees, transfer agent fees, trustee fees, exchange listing fees, Commission filing fees, and printing and shareholder communications expenses.


                    PART II - OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   LIST OF EXHIBITS

               Exhibit 27 -- Financial Data Schedule

               Exhibit 99 -- Press Release, dated December 7, 1995

          (b)  REPORTS ON FORM 8-K

               Current Report on Form 8-K, dated as of October
               26, 1995, reporting the sale of 3,000,000 shares of Toys "R" Us, Inc. Common Stock.


                            SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF  THE SECURITIES EXCHANGE ACT
OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED
ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                              PETRIE STORES CORPORATION

Dated: December 11, 1995      By /s/ STEPHANIE R. JOSEPH
                                 -----------------------------
                                   Stephanie R. Joseph
                                   Secretary and Principal Legal Officer

Dated:  December 11, 1995     By /s/ H. BARTLETT BROWN
                                 _______________________________
                                   H. Bartlett Brown
                                   Treasurer, Principal Financial
                                   Officer and Principal Accounting
                                   Officer