Form 10-K
period 1996-01-22
PETRIE STORES LIQUIDATING TRUST
filed 1996-04-19
CIK 77808

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
                                 ANNUAL REPORT
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                               ----------------

FOR THE PERIOD ENDED JANUARY 22, 1996            COMMISSION FILE NUMBER: 0-3777

                        PETRIE STORES LIQUIDATING TRUST
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             NEW YORK                                 22-6679945
    (STATE OR OTHER JURISDICTION                   (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)


        70 ENTERPRISE AVENUE
        SECAUCUS,NEW JERSEY                              07094
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

Registrant's telephone number, including area code: (201) 422-0496

Securities registered pursuant to Section 12(b) of the Act:

                                     None

Securities registered pursuant to Section 12(g) of the Act:

                         Units of Beneficial Interest

                               (Title of Class)

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  As of April 17, 1996, the most recent practicable date prior to the printing of this report, there were 52,350,238 Units of Beneficial Interest outstanding; and the aggregate market value of the Units of Beneficial Interest held by nonaffiliates was $67,938,390, based upon the average of the and asked prices on April 17, 1996 of $2.8125 per Unit of Beneficial Interest (as quoted on the OTC Bulletin Board).

DOCUMENTS INCORPORATED BY REFERENCE:

  None.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                     INDEX

                                                                           PAGE
                                                                           ----
PART 1
Item 1.  Business...........................................................   2
Item 2.  Properties.........................................................   4
Item 3.  Legal Proceedings..................................................   4
Item 4.  Submission of Matters to a Vote of Security Holders................   6

PART II
Item 5.  Market for the Registrant's Common Equity and Related Security
         Holder Matters.....................................................   7
Item 6.  Selected Financial Data............................................   8
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................   9
Item 8.  Financial Statements and Supplementary Data........................  14
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure...............................................  14

PART III
Item 10. Directors and Executive Officers of the Registrant.................  15
Item 11. Executive Compensation.............................................  17
Item 12. Security Ownership of Certain Beneficial Owners and Management.....  18
Item 13. Certain Relationships and Related Transactions.....................  19

PART IV
Item 14. Exhibits, Financial Statements, Schedules and Reports on Form
         8-K................................................................  20

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  Effective at the close of business on January 22, 1996, the Petrie Stores Liquidating Trust (the "Liquidating Trust") succeeded to the assets and liabilities of Petrie Stores Corporation, a New York corporation ("Petrie"). Petrie was incorporated in 1932 under the laws of the State of New York. Since January 24, 1995, Petrie (and following January 22, 1996, the Liquidating Trust) has been in liquidation pursuant to Petrie's shareholder-approved Plan of Liquidation and Dissolution (the "Plan of Liquidation"). Prior to December 9, 1994, the date on which Petrie sold its retail operations (as more fully discussed below), Petrie and its subsidiaries operated a chain of approximately 1600 women's specialty stores, principally under the trade names of "Petrie's," "Marianne," "M.J. Carroll," "Stuarts," "Hartfield's," "Winkelman's," "Jean Nicole," "G&G," "Rave" and "'Plus' Size." Petrie had stores in all 50 states, Puerto Rico, the U.S. Virgin Islands and the District of Columbia. Petrie specialized in the retail sale of a full selection of women's apparel at moderate prices to teen, junior and contemporary miss customers.

  During its fiscal year ended January 28, 1995, Petrie undertook a reorganization of its operations in order to separate its investment in Toys "R" Us, Inc., a Delaware corporation ("Toys 'R' Us"), from its retail operations and distribute its shares of Toys "R" Us common stock, par value $.10 per share ("Toys Common Stock"), to Petrie's shareholders without the incurrence of any significant federal income tax by Petrie or its shareholders. In connection with such reorganization, on April 20, 1994, Petrie and Toys "R" Us entered into an Acquisition Agreement, which was amended on May 10, 1994 (the "Toys Acquisition Agreement"), pursuant to which Petrie and Toys "R" Us agreed to an exchange (the "Exchange") of all of the shares of Toys Common Stock held by Petrie, plus up to $250 million in cash, for a number of shares of Toys Common Stock equal to (i) the number of shares held by Petrie, less approximately 3.3 million shares of Toys Common Stock, plus (ii) such amount of cash divided by the market value of a share of Toys Common Stock on the ten trading days next preceding the second trading day prior to the closing date of the Exchange. The Toys Acquisition Agreement required that Petrie sell its retail operations prior to the consummation of the Exchange and, following the consummation of the Exchange, that Petrie liquidate and dissolve and distribute to its shareholders all of its Toys Common Stock received in the Exchange, less an adequate provision for Petrie's actual and contingent liabilities.

  On August 23, 1994, Petrie and WP Investors, Inc., a Delaware corporation and an affiliate of E.M. Warburg, Pincus & Co., Inc. ("WP Investors"), entered into a Stock Purchase Agreement, which was subsequently amended on November 3, 1994 (the "Retail Operations Stock Purchase Agreement"), pursuant to which Petrie agreed to sell (the "Sale") to WP Investors or its designee all of the stock of its subsidiary, Petrie Retail, Inc., a Delaware corporation ("Petrie Retail"), to which all of the retail operations of Petrie and its other subsidiaries had been transferred. On December 6, 1994, at the 1994 Annual Meeting of Petrie Shareholders, the Sale was approved by Petrie's shareholders. On December 9, 1994, Petrie consummated the Sale to PS Stores Acquisition Corp., a Delaware corporation and the designee of WP Investors (hereafter, including its subsidiaries and affiliates unless the context requires otherwise, "PS Stores"). The purchase price for the Sale was $190 million in cash plus the assumption of certain liabilities of Petrie. After taking into account the approximately $12.5 million in expenses incurred by Petrie in connection with the consummation of the Sale, the net cash proceeds from the Sale were approximately $177.5 million.

  On January 24, 1995, at the Reconvened 1994 Annual Meeting of Petrie Shareholders, the Exchange was approved by Petrie's shareholders. On that same date, Petrie exchanged with Toys "R" Us 39,853,403 shares of Toys Common Stock held by Petrie, plus $165 million in cash derived from the Sale, for 42,076,420 shares of Toys Common Stock.

  Since January 24, 1995, Petrie has (i) placed 3,493,450 shares of Toys Common Stock into an escrow account to secure the payment of Petrie's contingent liabilities pursuant to the terms of the Toys Acquisition

Agreement, the Retail Operations Stock Purchase Agreement and other agreements with Toys "R" Us and/or PS Stores; (ii) made two liquidating distributions to its shareholders of an aggregate of 31,410,144 shares of Toys Common Stock; and (iii) sold an aggregate of 5,610,700 shares of Toys Common Stock.

  Petrie had also placed 3,200,082 shares of Toys Common Stock in a collateral account (the "Collateral Account") pursuant to the terms of an Amended and Restated Cash Collateral and Pledge Agreement, dated as of December 9, 1994 and amended as of January 24, 1995, among Petrie, PS Stores, certain subsidiaries of PS Stores, and Custodial Trust Company, as Collateral Agent (the "Amended and Restated Cash Collateral Agreement"). On December 19, 1995, the Amended and Restated Cash Collateral Agreement was further amended and restated and, pursuant thereto, the 3,200,082 shares of Toys Common Stock held in the Collateral Account were released to Petrie in exchange for Petrie's deposit of $67.5 million in cash equivalents into the Collateral Account. The cash equivalents placed in the Collateral Account pursuant to the Amended and Restated Cash Collateral Agreement secure the Liquidating Trust's obligation, as successor to Petrie, to indemnify PS Stores for liabilities relating to (i) Petrie Retail's withdrawal from a multiemployer pension plan and (ii) an ongoing dispute with the Internal Revenue Service (the "IRS"). See Item 7 and Notes to Financial Statements.

  Pursuant to the Plan of Liquidation and the Agreement and Declaration of Trust, dated as of December 6, 1995, between Petrie and the trustees named therein (the "Liquidating Trust Agreement"), on January 22, 1996 (the "Succession Date"), Petrie transferred its assets (then consisting of approximately $131 million in cash and cash equivalents and 5,055,576 shares of Toys Common Stock) to, and its remaining fixed and contingent liabilities were assumed by (the "Succession"), the Liquidating Trust. Each holder of Petrie common stock (CUSIP 716434 10 5), par value $1.00 per share ("Petrie Common Stock"), as of the close of business on the Succession Date, became the holder of one unit of beneficial interest (CUSIP 716437 10 8) in the Liquidating Trust ("Unit of Beneficial Interest") for each share of Petrie Common Stock owned by such shareholder. Holders of Petrie Common Stock were not required to take any action to receive their Units of Beneficial Interest. Certificates representing shares of Petrie Common Stock were automatically deemed to represent a corresponding number of Units of Beneficial Interest.

  The Liquidating Trust differs from Petrie in many respects, including management structure, security holder rights, taxation and fiscal year. While the rights of Petrie shareholders had been governed by Petrie's Restated Certificate of Incorporation, Petrie's By-Laws and the New York Business Corporation Law (the "NYBCL"), the rights of holders of the Units of Beneficial Interest (each such holder, a "Beneficiary") are governed by the Liquidating Trust Agreement, the NYBCL, the New York Estates, Powers and Trust Law (the "NYEPTL") and other applicable law. While Petrie's management was supervised by a Board of Directors, the Liquidating Trust's management is supervised by five trustees (the "Liquidating Trustees"). Other than as provided in the Liquidating Trust Agreement, the Beneficiaries have no title to, right to, possession of, management of, or control of, the Liquidating Trust or its assets. Legal title to all the assets of the Liquidating Trust is vested in the Liquidating Trustees, and the sole interest of the Beneficiaries is the right to receive distributions from the Liquidating Trust when, if, and as directed and approved by the Liquidating Trustees in accordance with the Liquidating Trust Agreement.

  Unlike Petrie, which was a taxable corporation, the Liquidating Trust is a complete pass-through entity for federal income tax purposes and, accordingly, is not itself subject to federal income tax. Instead, for federal income tax purposes, each Petrie shareholder (i) is deemed to have received on the Succession Date, and therefore own, a pro rata share of the assets transferred by Petrie to the Liquidating Trust, subject to a pro rata share of Petrie's liabilities assumed by the Liquidating Trust, and (ii) is subject to the same federal income tax consequences with respect to the receipt, ownership or disposition of such assets as if such shareholder had directly received, owned or disposed of such assets, subject to such liabilities.

  While Petrie had a fiscal year that ended on the Saturday nearest to January 31, the Liquidating Trust's fiscal year is the calendar year.

  During the period ended January 22, 1996, Petrie's activities were limited to winding up its affairs in furtherance of the Plan of Liquidation. The Liquidating Trust was established to enable Petrie to liquidate prior to fully winding up its affairs, in accordance with the terms of a private letter ruling received by Petrie from the IRS on November 15, 1994, and the activities of the Liquidating Trust are limited to continuing Petrie's liquidation. The Liquidating Trust Agreement prohibits the Liquidating Trustees from entering into or engaging in any trade or business on behalf of the Liquidating Trust or the Beneficiaries or receiving any property, making any distribution, satisfying or discharging any claims, expenses, charges, liabilities or obligations or otherwise taking any action which is inconsistent with Petrie's complete liquidation (as such term is used in and interpreted under Sections 368(a)(1)(C) and (a)(2)(G) of the Internal Revenue Code and the Treasury Regulations promulgated thereunder).

  Within the next ninety days, Petrie expects to file a Certificate of Dissolution with the Secretary of State of the State of New York and, following the receipt of all necessary consents, approvals and clearances, Petrie will dissolve. Notwithstanding that (i) Petrie will be dissolved, (ii) Petrie will not be engaged in any business and (iii) Petrie's shareholders have become holders of Units of Beneficial Interest in the Liquidating Trust, pursuant to Section 1006 of the NYBCL, Petrie, its directors and its officers may be deemed to continue to function for the purpose of winding up the affairs of the corporation in the same manner as if the dissolution had not taken place.

  The principal executive offices of the Liquidating Trust are located at 70 Enterprise Avenue, Secaucus, New Jersey 07094 (telephone (201) 422-0496).

EMPLOYEES

  The Liquidating Trust has only two employees, Stephanie R. Joseph and H. Bartlett Brown. Ms. Joseph serves as Manager and Chief Executive Officer of the Liquidating Trust. Mr. Brown serves as Assistant Manager and Chief Financial Officer of the Liquidating Trust.

ITEM 2. PROPERTIES.
        -----------
  Other than the Liquidating Trust's principal executive offices which are subleased from Petrie Retail, the Liquidating Trust neither owns nor leases any real property.

  As successor to Petrie, the Liquidating Trust is a guarantor of certain leases to which Petrie Retail or an affiliate is a party. See Item 7 and Notes to Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.
        ------------------
  Prior to and following the Succession, Petrie, Petrie's Board of Directors, the Liquidating Trust and the Liquidating Trustees were named as parties in various suits, some of which are discussed below. The majority of these suits relate to obligations that Petrie Retail assumed in connection with the Sale but has failed to perform as a result of its bankruptcy filing on October 12, 1995 with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). See Item 7 and Notes to Financial Statements. As discussed further in Item 7, to the extent that the Liquidating Trust makes any payments with respect to such suits, the Liquidating Trust intends to file claims against Petrie Retail in the Bankruptcy Court in respect of such payments. Additionally, the Liquidating Trust intends to assert a right of setoff in respect of any such payments against any claims Petrie Retail and its affiliates may have against Petrie. The Liquidating Trust is unable to predict the timing or probability of collection of these claims against Petrie Retail.

  (1) Aventura Malls Venture, et al. v. Petrie Stores Corporation, et al.

  On February 7, 1996, a complaint was filed in New York State Supreme Court against Petrie, the Liquidating Trust and the Liquidating Trustees by five landlords and certain of their affiliates seeking declaratory relief and unspecified damages for breach of contract and fraud with respect to 146 store leases. The complaint alleges that the Liquidating Trust, as successor to Petrie, has liability as a guarantor of certain of these leases notwithstanding Petrie's receipt from these landlords of releases with respect to substantially all of the purported lease guarantees.

  The complaint (i) alleges, among other things, that the Liquidating Trust is liable for back rent and expenses not paid in respect of such leases by Petrie Retail or an affiliate thereof, as tenant under the leases, and (ii) seeks a declaration that the Liquidating Trust is liable as guarantor for all future lease payments and related costs and expenses due under the leases. According to the plaintiffs, such alleged guarantor liability relates to approximately $85 million in future lease payments, without giving effect to any present value discount and assuming all of the 146 stores which are the subject of the complaint are closed and the landlord in each case is unable to mitigate its damages. Approximately $2 million of this total relates to unreleased guarantees which have been included in Petrie's previous estimates of its contingent lease liability. See Item 7 for the Liquidating Trust's present estimates. To date, 19 of the 146 leases, representing approximately $9.6 million in future lease payments, based on the plaintiffs' liability estimates and without giving effect to any present value discount or mitigation, have been rejected by Petrie Retail.

  On March 11, 1996, the defendants filed a motion to dismiss the complaint. Plaintiffs' responsive papers to the motion to dismiss are due by April 19, 1996 and the defendants' reply papers are due by May 10, 1996. While no assurance can be given, defendants believe that they have meritorious defenses to this action and will defend themselves vigorously.

  (2) Hartz Mountain Industries, et al. v. Petrie Stores Corporation, et al.

  On January 17, 1996, a complaint was filed in New Jersey Superior Court against Petrie and the Liquidating Trustees by a landlord and certain of its affiliates seeking injunctive relief and unspecified compensatory and punitive damages for breach of contract, fraud and negligent misrepresentation with respect to two office leases and three store leases under which the plaintiffs allege that (i) Petrie Retail has failed to perform and (ii) Petrie has liability as the lessee or guarantor.

  The alleged guarantor liability relates to approximately $18.4 million in future lease payments, without giving effect to any present value discount and assuming that all five leases which are the subject of the complaint are rejected and further assuming that the landlord in each case is unable to mitigate its damages. The full $18.4 million has been included in Petrie's previous estimates of its contingent lease liability. See Item 7 for the Liquidating Trust's present estimates. To date, none of the five leases has been rejected by Petrie Retail.

  On January 17, 1996, the plaintiffs were granted an ex parte temporary restraining order prohibiting Petrie from making any and all distributions and/or transfers. On January 19, 1996, the court, upon the consent of the parties, entered an order allowing Petrie to transfer all of its assets and liabilities to the Liquidating Trust. On February 2, 1996, the temporary restraining order was, upon the consent of the parties, modified and continued. As modified, the order permits the Liquidating Trust to conduct its activities in the ordinary course. The parties are currently attempting to negotiate a settlement.

  (3) Sunrise Mall Limited Partnership d/b/a Sunrise Mall v. Petrie Stores Corporation.

  A complaint was filed in the United States District Court for the Southern District of Texas on October 31, 1995, and amended on January 24, 1996, against Petrie by the landlord of two retail stores which had been operated by an affiliate of Petrie Retail prior to Petrie Retail's rejection of the underlying leases in the Bankruptcy Court. The complaint, as amended, alleges that, in light of Petrie Retail's failure to perform its obligations under these leases, Petrie has liability as a guarantor for the amounts due under the leases notwithstanding that Petrie was released as a guarantor upon the execution and delivery of substitute guarantees by Petrie Retail.

  The complaint, as amended, further alleges, among other things, that (a) at the time of delivery of its substitute guarantees, Petrie Retail failed to have a net worth of more than $150,000,000, a condition precedent to the release of Petrie from its obligations as a guarantor; (b) Petrie breached its representations and warranties that Petrie Retail would have the requisite net worth; (c) in making the representations and warranties regarding Petrie Retail's net worth, Petrie acted fraudulently; and (d) in making the representations and warranties regarding Petrie Retail's net worth, Petrie acted negligently. The complaint, as amended, seeks back rent and expenses not paid with respect to the two store leases and seeks a declaration that the Liquidating Trust, as successor to Petrie, is liable as a guarantor for all future lease payments, and related costs, interest and expenses, due under the leases.

  Petrie answered the amended complaint denying liability and contending that, upon Petrie's delivery of Petrie Retail's substitute guarantees, Petrie was released from any guarantor liability. The parties are presently in discovery and trial has been scheduled for March 1997. While no assurance can be given, the Liquidating Trust believes that it has meritorious defenses to this action and will defend itself vigorously.

  (4) In re Petrie Stores Shareholder Litigation.

  Petrie, its directors and certain former members of its senior management were named as defendants in a consolidated class action brought on June 20, 1994 on behalf of Petrie's shareholders. The plaintiffs in the action, which was consolidated in New York State Supreme Court, alleged that (i) Petrie's directors violated their fiduciary duties of loyalty and fair dealing by exclusively negotiating with PS Stores for the sale of Petrie's retail operations, (ii) Petrie's directors failed to adequately explore third-party interest and thus did not maximize shareholder value and (iii) PS Stores was in possession of non-public information that allowed it to purchase the retail operations at an inadequate price. The plaintiffs sought, among other things,
(i) a declaratory judgment that the individual defendants breached their fiduciary duties and (ii) the recovery of unspecified damages. On August 22, 1995, Petrie filed a motion to dismiss the consolidated amended complaint and, on March 29, 1996, the court granted the motion to dismiss with prejudice. Plaintiffs have until May 20, 1996 to file a notice of appeal with the Appellate Division of New York State Supreme Court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ----------------------------------------------------
  Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
        ---------------------------------------------------------------------
        MATTERS.
        --------
PETRIE COMMON STOCK

  Prior to January 22, 1996, Petrie Common Stock was listed and traded on the New York Stock Exchange (the "NYSE") under the symbol "PST" and was also traded on the Boston, Chicago, Cincinnati, Pacific and Philadelphia Stock Exchanges. Trading in Petrie Common Stock ceased on the aforementioned exchanges as of the close of business on January 22, 1996. The sales price ranges and per share cash dividends for each quarterly period in the period ended January 22, 1996, fiscal year 1995 (ended January 28, 1995) and fiscal year 1994 (ended January 29, 1994) are shown below:

                                                              COMMON STOCK
                                                        ------------------------
FISCAL QUARTER                                           HIGH     LOW   DIVIDEND
- --------------                                           ----     ---   --------
Fiscal Year Ended January 29, 1994:
  First (ended May 1, 1993)............................ $27 3/8 $23 5/8   $.05
  Second (ended July 31, 1993).........................  27 7/8  22 3/4    .05
  Third (ended October 30, 1993).......................  29 3/4  24        .05
  Fourth (ended January 29, 1994)......................  30 7/8  26 1/8    .05
Fiscal Year Ended January 28, 1995:
  First (ended April 30, 1994)......................... $27 3/4 $23 5/8   $.05
  Second (ended July 30, 1994).........................  26 1/2  24 1/4    .05
  Third (ended October 29, 1994).......................  26 7/8  23 1/2    .05
  Fourth (ended January 28, 1995)......................  27 1/2  21 1/8    .00
Period Ended January 22, 1996:
  First (ended April 29, 1995)......................... $22 5/8 $ 5 5/8   $.00
  Second (ended July 29, 1995).........................   7 1/8   5 3/4    .00
  Third (ended October 28, 1995).......................   7 1/8   2 7/8    .00
  Fourth (ended January 22, 1996)......................   3 3/8   2 1/2    .00

  Petrie stopped paying cash dividends after the third quarter of fiscal year 1995. Since the Plan of Liquidation was approved by Petrie shareholders on January 24, 1995, Petrie made two distributions of Toys Common Stock to Petrie shareholders. On March 24, 1995, Petrie made a distribution of 0.5 of a share of Toys Common Stock for each share of Petrie Common Stock outstanding as of March 16, 1995. On March 27, 1995, the first trading date following the initial liquidating distribution, the closing price per share of Petrie Common Stock as reported on the NYSE Composite Tape was $5 3/4. On August 15, 1995, Petrie made a distribution of 0.1 of a share of Toys Common Stock for each share of Petrie Common Stock outstanding as of August 7, 1995. On August 16, 1995, the first trading date following the second liquidating distribution, the closing price per share of Petrie Common Stock as reported on the NYSE Composite Tape was $4 1/4. On January 22, 1996, the last date on which Petrie Common Stock traded on the NYSE, the closing price per share of Petrie Common Stock as reported on the NYSE Composite Tape was $2 3/4.

UNITS OF BENEFICIAL INTEREST

  Since January 23, 1996, the Units of Beneficial Interest have been quoted on the OTC Bulletin Board, a real-time electronic quotation and trading system for over-the-counter securities, under the symbol "PSTLS." For the period ended March 31, 1996, the high and low bid prices per Unit of Beneficial Interest were $3 1/16 and $2, respectively. In the Liquidating Trust's second quarter, the high and low bid prices per Unit of Beneficial Interest (through April 17, 1996) were $2 3/4 and $2 5/8, respectively.

  See Item 7 for a discussion of future liquidating distributions to Beneficiaries.

ITEM 6. SELECTED FINANCIAL DATA.
        ------------------------

  Set forth below are selected consolidated financial data of the Liquidating Trust (which includes the financial data of Petrie) at and for each of the four fiscal years in the period ended January 28, 1995 and for the period ended January 22, 1996. For financial statement presentation purposes, a liquidation basis of accounting was implemented as of, and for the period subsequent to, January 28, 1995. Operating results and financial data for each of the four fiscal years in the period ended January 28, 1995 are presented on a going-concern basis.

                                                     FISCAL YEARS ENDED
                                      -------------------------------------------------
                            PERIOD
                            ENDED
                           JANUARY     JANUARY
                             22,         28,       JANUARY 29,  JANUARY 30, FEBRUARY 1,
                          1996(5)(6)   1995(1)    1994(1)(2)(3) 1993(1)(4)    1992(1)
                          ----------  ----------  ------------- ----------- -----------
                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Corporate overhead......  $ (25,321)  $     (430)
Interest expense........                  (8,605)  $  (10,066)   $(10,066)   $(10,066)
Investment income.......      1,793        1,293
Net realized and
 unrealized loss on in-
 vestment...............   (244,583)
                          ---------   ----------   ----------    --------    --------
Loss from continuing op-
 erations before income
 tax benefit............   (268,111)      (7,742)     (10,066)    (10,066)    (10,066)
                          ---------   ----------   ----------    --------    --------
Loss from continuing op-
 erations...............   (154,277)      (6,628)      (6,543)     (6,141)     (6,141)
Income (loss) from dis-
 continued operations,
 net of income taxes....                (410,027)     (42,140)     20,983      22,146
Cumulative effect of
 changes in accounting
 principles.............                               10,685
                          ---------   ----------   ----------    --------    --------
  Net income (loss).....  $(154,277)  $ (416,655)  $  (37,998)   $ 14,842    $ 16,005
                          =========   ==========   ==========    ========    ========
Income (loss) per share:
  Loss from continuing
   operations...........  $   (2.95)  $     (.14)  $     (.14)   $   (.13)   $   (.13)
  Income (loss) from
   discontinued opera-
   tions................                   (8.61)        (.90)        .45         .47
  Cumulative effect of
   changes in accounting
   principles...........                                  .23
                          ---------   ----------   ----------    --------    --------
  Net income (loss).....  $   (2.95)  $    (8.75)  $     (.81)   $    .32    $    .34
                          =========   ==========   ==========    ========    ========
Dividends per share.....  $     --    $      .15   $      .20    $    .20    $    .20
                          =========   ==========   ==========    ========    ========
Weighted average number
 of shares..............     52,350       47,600       46,768      46,758      46,756
                          =========   ==========   ==========    ========    ========
Total assets............  $ 237,916   $1,274,147   $2,187,807    $906,062    $894,204
                          =========   ==========   ==========    ========    ========
Long-term obligations...  $     --    $      --    $  124,952    $124,974    $124,974
                          =========   ==========   ==========    ========    ========

- --------
(1) Effective December 9, 1994, Petrie sold its retail operations to PS Stores. Accordingly, the assets related to the retail operations are excluded from the total assets at January 28, 1995. Operating results for prior years have been restated to conform to the fiscal year 1995 presentation.
(2) Fiscal year ended January 29, 1994 includes a restructuring charge of $35,000,000 ($22,225,000 net of taxes or $.48 per share) and cumulative effect of changes in accounting for investments and income taxes, which decreased the net (loss) by $10,685,000 ($.23 per share).
(3) Total assets at January 29, 1994 include an increase of $1,340,462,000 as a result of carrying investments in common stock at a fair market value of $1,517,677,000 due to the adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."
(4) Fiscal year ended January 30, 1993 includes a charge against earnings in connection with the granting of stock options to two executive officers amounting to approximately $3,400,000 ($2,100,000 net of taxes or $.04 per share).

                                         (footnotes continue on following page)

(5) Total assets at January 22, 1996 reflect Petrie's first and second liquidating distributions of 26,175,109 shares (including 1,391 shares of Toys Common Stock distributed to certain former shareholders of Winkelman Stores Incorporated (a former subsidiary of Petrie) in respect of their interests in the first distribution) and 5,235,035 shares of Toys Common Stock on March 24, 1995 and August 15, 1995, respectively, and the sales of (a) 610,700 shares of Toys Common Stock on May 26, 1995, (b) an aggregate of 3,000,000 shares of Toys Common Stock on October 25 and 26, 1995 and (c) an aggregate of 2,000,000 shares of Toys Common Stock from December 28, 1995 through January 4, 1996.
(6) The increase in corporate overhead charges during the period ended January 22, 1996 is primarily due to accruals made for additional costs and expenses that the Liquidating Trust may have incurred as a result of Petrie Retail's bankruptcy, including $15 million relating to the liability of the Liquidating Trust, as successor to Petrie, as a guarantor of certain leases to which Petrie Retail or one of its affiliates is a party and $5 million related to certain other liabilities Petrie may have incurred as a result of Petrie Retail's bankruptcy. Corporate overhead also consists of other costs and expenses related to the liquidation and dissolution of Petrie including, but not limited to, legal fees, accounting fees, salaries, insurance, real estate advisory fees, transfer agent fees and printing and shareholder communications expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS.
        ----------------------

  The following discussion should be read in conjunction with the Financial Statements and the Notes thereto of the Liquidating Trust, as successor to Petrie.

  As previously disclosed, Petrie sold its retail operations to PS Stores on December 9, 1994, and on January 24, 1995 (the date on which Petrie's shareholders approved the Plan of Liquidation), Petrie commenced its liquidation. As a result, effective January 28, 1995, Petrie changed its basis of accounting from a going-concern basis to a liquidation basis. During the period ended January 22, 1996, Petrie's activities were limited to winding up its affairs in furtherance of the Plan of Liquidation. As soon as practicable, Petrie will file a Certificate of Dissolution with the Secretary of State of the State of New York and, following the receipt of all necessary consents, approvals and clearances, Petrie will dissolve. For financial statement purposes, the Liquidating Trust is deemed to be the successor to Petrie, and the results of operations of Petrie are presented in the financial statements of the Liquidating Trust. Beginning with the year ending December 31, 1996, the Liquidating Trust has adopted the calendar year as its fiscal year.

RESULTS OF OPERATIONS

  The results of the retail operations provided herein for the fiscal year ended January 29, 1994 have been restated so that they may be presented as discontinued operations in the consolidated statements of operations of the Liquidating Trust, as successor to Petrie. The net loss for the period ended January 22, 1996 was $154,277,000, as compared to a loss from continuing operations of $6,628,000 and $6,543,000 for the fiscal years ended January 28, 1995 and January 29, 1994, respectively.

  The market price per share of Toys Common Stock has fluctuated during the period ended January 22, 1996 as follows:

                                                                         CLOSING
      DATE                                                                PRICE
      ----                                                               -------
      January 28, 1995.................................................. $  30
      April 29, 1995.................................................... $25 3/8
      July 29, 1995..................................................... $28 3/4
      October 28, 1995.................................................. $22 1/8
      January 22, 1996.................................................. $21 1/8

  As of April 17, 1996, the closing price per share of Toys Common Stock as reported on the NYSE Composite Tape was $26 7/8 per share. In applying a liquidation basis of accounting, the Liquidating Trust, as successor to Petrie, has given effect in its results of operations to the fluctuation in the market price of its Toys Common Stock and the sale of 5,610,700 shares of Toys Common Stock during the period and has recorded a net realized and unrealized loss on the Toys Common Stock for the period ended January 22, 1996 of $244,583,000. As a result of the net realized and unrealized loss and the succession of the Liquidating Trust to the assets and liabilities of Petrie, the Liquidating Trust recorded an income tax credit for the period ended

January 22, 1996 of $113,834,000 resulting from a reduction in deferred taxes. Prior to adopting a liquidation basis of accounting, unrealized gains/losses on the Toys Common Stock, net of related deferred taxes, resulted in adjustments to shareholders' equity.

  For the period ended January 22, 1996, the Liquidating Trust, as successor to Petrie, incurred corporate overhead of $25,321,000 compared with $430,000 for the fiscal year ended January 28, 1995. The increase in corporate overhead charges during the period ended January 22, 1996 is primarily due to accruals made for additional costs and expenses that the Liquidating Trust may have incurred as a result of Petrie Retail's bankruptcy, including $15 million relating to the liability of the Liquidating Trust, as successor to Petrie, as a guarantor of certain leases for which no releases had been obtained and which Petrie Retail or one of its affiliates has failed to perform, and $5 million relating to certain other liabilities the Liquidating Trust may have incurred as a result of Petrie Retail's bankruptcy filing. Corporate overhead also consists of other costs and expenses related to the liquidation and dissolution of Petrie including, but not limited to, legal fees, insurance, accounting fees, salaries, real estate advisory fees, transfer agent fees and printing and shareholder communications expenses. The Liquidating Trust intends to file a claim against Petrie Retail in the Bankruptcy Court in respect of any payments which are made by the Liquidating Trust for obligations that Petrie Retail or an affiliate thereof has failed to perform as a result of Petrie Retail's bankruptcy. Additionally, Petrie will assert a right of setoff in respect of any such payments against any claims Petrie Retail and its affiliates may have against Petrie. See "-- Liquidity and Capital Resources." In connection with the Liquidating Trust's liquidation basis of accounting, directors' and officers' liability insurance premiums were expensed upon payment. Although certain overhead costs and expenses were also incurred by Petrie during fiscal year 1994 in connection with its public reporting requirements, corporate overhead has been included in discontinued operations for such period. In the opinion of management, corporate overhead was not material to either continuing or discontinued operations for fiscal year 1994.

  During the period ended January 22, 1996, the Liquidating Trust, as successor to Petrie, earned $1,793,000 in investment income as compared to $1,293,000 earned during fiscal year 1995. Investment income for fiscal year 1994 related to the retail operations and is included in discontinued operations.

  Petrie's 8% Convertible Subordinated Debentures due December 31, 2010 were fully redeemed or converted in the fiscal year ended January 28, 1995. As a result, no interest expense was incurred by the Liquidating Trust, as successor to Petrie, for the period ended January 22, 1996.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

  As previously disclosed, Petrie has placed 3,493,450 shares of Toys Common Stock into an escrow account and $67.5 million in cash equivalents into a collateral account. These assets were placed into these accounts to secure Petrie's obligations relating to certain contingent liabilities pursuant to the terms of the Toys Acquisition Agreement, the Retail Operations Stock Purchase Agreement and other agreements with Toys "R" Us and/or PS Stores. See "-- Contingent Liabilities."

  The assets of the Liquidating Trust are subject to the terms of a letter agreement dated as of January 24, 1995 (the "Side Letter Agreement"), pursuant to which Petrie agreed with Toys "R" Us that, until such time as a hedge or similar arrangement is in place, Petrie would retain, either individually or in combination, (i) cash in an amount of at least $177.5 million (the "Reserved Amount") or (ii) shares of Toys Common Stock having a market value (as of January 20, 1995) of at least twice the Reserved Amount, to secure the payment of Petrie's contingent liabilities. Pursuant to the terms of the Side Letter Agreement, the Liquidating Trust, as successor to Petrie, is presently required to retain a substantial portion of its assets (consisting of, at April 17, 1996, (i) 5,055,576 shares of Toys Common Stock, including the 3,493,450 shares of Toys Common Stock held in the escrow account, and (ii) approximately $132 million in cash and cash equivalents).

  In accordance with the Plan of Liquidation, Petrie made an initial liquidating distribution to its shareholders on March 24, 1995 of an aggregate of 26,173,718 shares of Toys Common Stock. In such distribution, Petrie shareholders received 0.5 of a share of Toys Common Stock for every share of Petrie Common Stock held of record at the close of business on March 16, 1995. Petrie subsequently distributed 1,391 shares of Toys Common

Stock to certain former shareholders of Winkelman Stores Incorporated (a former subsidiary of Petrie) in respect of their interests in the March 24, 1995 distribution. On August 15, 1995, Petrie made a second liquidating distribution to its shareholders of an aggregate of 5,235,035 shares of Toys Common Stock. In this distribution, Petrie shareholders received 0.1 of a share of Toys Common Stock for every share of Petrie Common Stock held of record at the close of business on August 7, 1995.

  Also in accordance with the Plan of Liquidation, Petrie sold an aggregate of 5,610,700 shares of Toys Common Stock at various times during the period ended January 22, 1996. Such sales were made in order for Petrie to diversify its assets in light of Petrie Retail's bankruptcy filing and a decline in the price per share of Toys Common Stock.

  Effective as of the close of business on January 22, 1996, Petrie transferred its remaining assets (then consisting of 5,055,576 shares of Toys Common Stock and approximately $131 million in cash and cash equivalents) to, and its remaining fixed and contingent liabilities were assumed by, the Liquidating Trust, pursuant to the Plan of Liquidation and the Liquidating Trust Agreement.

  As of April 17, 1996, the Liquidating Trust's 5,055,576 shares of Toys Common Stock had a market value of approximately $135.9 million, based upon a closing price per share of $26 7/8, as reported on the NYSE Composite Tape. During the fifty-two weeks prior to the date of this report, the price per share of Toys Common Stock has fluctuated from a high of $29 1/2 to a low of $20 1/2. No assurance can be given as to the future market prices of Toys Common Stock.

  As of April 17, 1996, the Liquidating Trust had approximately $132 million in cash and cash equivalents. The Liquidating Trust believes that it has sufficient liquid funds available to satisfy the liabilities of the Liquidating Trust that are likely to occur (including, without limitation, costs and expenses related to the administration of the Liquidating Trust such as legal fees, insurance, accounting fees, salaries, real estate advisory fees, transfer agent fees and printing and shareholder communication expenses). To the extent that the Liquidating Trust's liquid funds are insufficient to satisfy such liabilities, however, the Liquidating Trust will liquidate some or all of the remaining shares of Toys Common Stock that it holds. The Liquidating Trustees have determined not to approve any further distributions of shares of Toys Common Stock until the status of the Liquidating Trust's contingent liabilities is clarified. See "-- Contingent Liabilities."

CONTINGENT LIABILITIES

  The Liquidating Trust's contingent liabilities primarily include liabilities relating to (i) guarantees of certain retail store leases, expiring at various times through 2011 to which Petrie Retail or an affiliate thereof is a party, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail fails to perform; (ii) Petrie's agreement with Petrie Retail to indemnify it for certain liabilities relating to Petrie Retail's withdrawal from the United Auto Workers District 65 Security Plan Pension Fund (the "Multiemployer Plan"); and (iii) an ongoing dispute with the IRS relating to the manner in which Petrie computed the basis of shares of Toys Common Stock transferred in connection with the exchange of certain of Petrie's exchangeable subordinated debentures in fiscal year 1989.

 Petrie Retail's Bankruptcy

  As previously reported, on October 12, 1995, Petrie Retail filed a voluntary petition for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. As a result of the bankruptcy filing, Petrie Retail has failed to perform certain of the Assumed Obligations, including, but not limited to, Assumed Obligations relating to store leases to which Petrie Retail or an affiliate thereof is a party, employment agreements and state taxes. Accordingly, the Liquidating Trust may be required to make payments in respect of certain of the Assumed

Obligations. The Liquidating Trust intends to file a claim against Petrie Retail in the Bankruptcy Court in respect of such payments. Additionally, the Liquidating Trust intends to assert a right of setoff in respect of any such payments against any claims Petrie Retail and its affiliates may have against Petrie. The Liquidating Trust is unable to predict the timing or probability of the collection of these claims against Petrie Retail.

  Store Leases. Since filing its petition for bankruptcy protection, Petrie Retail closed approximately 370 of the roughly 1600 stores it operated prior to filing the petition. Of the 370 closed stores, 235 relate to rejected leases and the remainder generally either expired or were terminated by mutual landlord and tenant consent. The Liquidating Trust, as successor to Petrie, is a guarantor of approximately 35 of the rejected leases, and its maximum aggregate guarantee liability on those leases is approximately $15 million, which the Liquidating Trust, as successor to Petrie, has accrued as corporate overhead in its financial statements at January 22, 1996. The Liquidating Trust's liability will be reduced by, among other things, the extent to which new rent-paying tenants are found for the closed stores.

  The Liquidating Trust is not aware of any plans that Petrie Retail may have to close additional stores; however, no assurance can be given that Petrie Retail will not close additional stores for which the Liquidating Trust, as successor to Petrie, has guarantee liability. Based on information contained in motions currently pending before the Bankruptcy Court, Petrie Retail is subject to the following deadlines with respect to the assumption or rejection of the approximately 1244 leases to which Petrie Retail or an affiliate thereof is currently a party: May 1, 1996 (with respect to 466 leases), August 14, 1996 (with respect to 68 leases) and the date of confirmation of Petrie Retail's reorganization plan (with respect to 710 leases). Additionally, Petrie Retail currently has a motion pending before the Bankruptcy Court to extend the May 1 deadline for the assumption or rejection of all leases subject to such deadline until August 14, 1996. If Petrie Retail were to close every store for which the Liquidating Trust, as successor to Petrie, believes it has liability as a lease guarantor, giving effect all the lease guarantee releases executed by landlords and assuming that no mitigation or defense were successful, the Liquidating Trust's theoretical exposure relating to such leases, without giving effect to any present value discount, would be approximately $100 million (including the $15 million accrued as corporate overhead at January 22, 1996), with approximately $16 million remaining due in the year ending December 31, 1996, approximately $18 million due in 1997, approximately $16 million due in 1998 and approximately $50 million due thereafter. As discussed above, landlords under leases relating to approximately 146 stores operated by Petrie Retail or an affiliate thereof have alleged in court filings that the Liquidating Trust, as successor to Petrie, has liability as a guarantor of certain leases notwithstanding Petrie's receipt from such landlords of releases of guarantees with respect to such leases. Based on these court filings, such alleged guarantor liability represents approximately $85 million in future lease payments, without giving effect to any present value discount and assuming that all of the approximately 146 stores which are the subject of these landlords' claims are closed and that the landlord in each case is unable to mitigate its damages. The Liquidating Trust believes it has substantial legal defenses to these landlords' claims and is vigorously contesting such claims. Although the Liquidating Trust considers it unlikely, a decision by a court in favor of these landlords could have a material adverse effect on the Liquidating Trust's liquidity and financial condition. See Item 3 -- "Legal Proceedings."

  In addition, since Petrie Retail's bankruptcy filing, a dispute has arisen between the Liquidating Trust, on the one hand, and Petrie Retail and its affiliates, on the other, as to whether the Liquidating Trust, as successor to Petrie, or Petrie Retail and its affiliates is responsible as guarantor of certain additional leases. The maximum theoretical exposure relating to such leases, based on the same assumptions set forth in the preceding paragraph and without giving effect to any present value discount, would be approximately $33 million, with approximately $3 million remaining due in the year ending December 31, 1996, approximately $5 million due in 1997, approximately $5 million due in 1998 and approximately $20 million due thereafter. To date, Petrie Retail has rejected three of such leases, representing approximately $2 million in potential liability.

  A significant number of the leases discussed above under which a landlord might claim that the Liquidating Trust, as successor to Petrie, has liability as a lease guarantor either expressly contain mitigation provisions or relate to property in states that imply such provisions as a matter of law. Mitigation generally requires, among other things, that a landlord of a closed store seek to reduce its damages, including by attempting to locate a new tenant.

  Employment Agreements. On October 23, 1995, Petrie Retail notified two former executives of Petrie and Petrie's President and Chief Executive Officer (two of whom are current directors of Petrie) that as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements that each executive had entered into with Petrie and had been assumed by Petrie Retail in connection with the Sale. If the Liquidating Trust, as successor to Petrie, were held liable as the primary obligor under such employment agreements, assuming no duty to mitigate and without giving effect to any present value discount, the potential liability to the Liquidating Trust would be approximately $3.0 million. See Item 1--"Business" and Item 11--"Executive Compensation."

  State Taxes. On January 12, 1996, Petrie received a notice of final determination from the New Jersey Division of Taxation (the "Division of Taxation") of a liability for New Jersey corporate income tax in the aggregate amount (including interest) of approximately $3.1 million. The liability, which relates to Petrie's 1987, 1989, 1990, 1991, 1992 and 1993 tax years, was assumed by Petrie Retail in connection with the Sale. In the event that Petrie Retail fails to make payment to the Division of Taxation with respect to this liability, and in order to preserve the parties' rights to contest the determination in New Jersey Tax Court, the Liquidating Trust, as successor to Petrie, filed an appeal of the determination with the New Jersey Tax Court on April 11, 1996. The Division of Taxation is currently engaged in a tax amnesty program. If the Liquidating Trust were to participate and make payment by June 1, 1996, the Division of Taxation would forgive interest and the Liquidating Trust's ultimate tax liability would be reduced to approximately $1.6 million. Participating in the tax amnesty program would require that the Liquidating Trust waive its right to any administrative and/or judicial appeal of the determination. In the event that the Liquidating Trust does not participate in the tax amnesty program and is unsuccessful in its appeal of the Division of Taxation's determination, an additional penalty of approximately $79,000 would be added to the Liquidating Trust's liability.

 Multiemployer Plan

  Due to underfunding of the Multiemployer Plan, Petrie Retail and its affiliates incurred withdrawal liability under the Employee Retirement Income Security Act of 1974, as amended, upon their withdrawal from the Multiemployer Plan, effective January 31, 1995. Based upon preliminary discussions with the administrators and trustees of the Multiemployer Plan, the Liquidating Trust believes that the withdrawal liability allocated to Petrie Retail and its affiliates, as a result of the withdrawal, will be approximately $12 million, with an additional liability allocated to Petrie Retail and its affiliates of approximately $3 million attributable to the Multiemployer Plan's failure to meet certain Internal Revenue Code minimum funding standards. In the event of a mass withdrawal by contributing employers from the Multiemployer Plan, the withdrawal liability allocated to Petrie Retail and its affiliates may be higher. Pursuant to the Retail Operations Stock Purchase Agreement, Petrie Retail and its affiliates are responsible for the first $10 million in withdrawal and related liabilities, with the next $50 million of such liabilities allocated 75 percent to the Liquidating Trust, as successor to Petrie, and 25 percent to Petrie Retail and its affiliates. It is unclear what effect, if any, Petrie Retail's bankruptcy filing may have upon the timing and amount of any payments the Liquidating Trust may be required to make under the agreement with respect to the Multiemployer Plan, but in no event will the Liquidating Trust's maximum contractual liability be increased as a result of Petrie Retail's bankruptcy filing. See "-- Petrie Retail's Bankruptcy."

 IRS Tax Dispute

  Upon audit, the agent examining Petrie's tax return for its fiscal year ended January 28, 1989 raised an issue regarding the manner pursuant to which Petrie computed the basis of its Toys Common stock disposed of in connection with the exchange of certain of its exchangeable subordinated debentures. The examining agent has proposed an adjustment to Petrie's taxable income which would result in an additional federal tax liability, including interest, of approximately $53 million. The Liquidating Trust, as successor to Petrie, is contesting the agent's proposed adjustment in administrative proceedings. If the Liquidating Trust and the IRS are unable to resolve this matter in administrative proceedings, the Liquidating Trust intends to litigate its position. The Liquidating Trust believes that the agent's proposed adjustment is incorrect as a matter of law. Depending on how and when this issue is resolved with the IRS, there also may be due state and local taxes (and interest thereon).

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  Except for historical matters, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements relating to the Liquidating Trust's contingent liabilities contained in Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to the Financial Statements.

  The Liquidating Trust wishes to caution readers that, in addition to factors that may be described elsewhere in this Form 10-K, the following important factors, among others, could cause the Liquidating Trust's assets and liabilities to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Liquidating Trust, and could materially affect the Liquidating Trust's financial condition and liquidity:

    (1) A decision by Petrie Retail to close additional stores for which the Liquidating Trust, as successor to Petrie, has liability as a guarantor;

    (2) A decision by Petrie Retail to liquidate while in Chapter 11 or the conversion of Petrie Retail's bankruptcy case from Chapter 11 to a case under Chapter 7;

    (3) Other actions by Petrie Retail which cause the default of obligations assumed by Petrie Retail in connection with the Sale for which the Liquidating Trust, as successor to Petrie, may be deemed to have liability as the primary obligor;

    (4) A decision by a court that the Liquidating Trust, as successor to Petrie, has liability as a guarantor of certain leases notwithstanding Petrie's receipt from the landlords thereof of releases of guarantees with respect to such leases;

    (5) An unfavorable resolution of the Liquidating Trust's dispute with the IRS with respect to the manner in which Petrie computed the basis of its Toys Common Stock disposed of in its fiscal year ended January 28, 1989 in connection with the exchange of certain of its exchangeable subordinated debentures;

    (6) A material decline in the price per share of Toys Common Stock;

    (7) An adverse material change in general economic conditions and the interest rate environment;

    (8) The effects of, and changes in, laws and regulations and other activities of federal and local governments, agencies and similar organizations; and

    (9) The costs and other effects of other legal and administrative cases and proceedings, settlements and claims relating to the Liquidating Trust's contingent liabilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
        --------------------------------------------
  See pages F-1 through F-20 annexed hereto. The schedule required under Regulation S-X is included herein on page F-20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE.
        ---------------------
  On November 6, 1994, David Zack, a retired partner in David Berdon & Co. LLP ("David Berdon"), the independent auditors of Petrie at that time, was appointed as an executor of the Estate of Milton Petrie, then the beneficial owner of approximately 54% of the Petrie Common Stock. Milton Petrie was the founder and former chairman of Petrie. As a result of such appointment, it was determined that David Berdon may no longer be deemed independent and, on November 14, 1994, Petrie's Board of Directors and Petrie's audit committee approved the appointment of Ernst & Young LLP ("Ernst & Young") as Petrie's independent auditors for the fiscal year ended January 28, 1995 to replace David Berdon.

  David Berdon's reports on the financial statements for the two year period ended January 29, 1994 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

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

  Petrie requested that David Berdon furnish a letter addressed to the Securities and Exchange Commission (the "Commission") stating whether it agrees with the above statements. A copy of the letter from David Berdon to the Commission, dated November 17, 1994, was filed as Exhibit 10.1 to Petrie's Current Report on Form 8-K, filed with the Commission on November 17, 1994, and is incorporated herein by reference as Exhibit 16.1 hereto.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         ---------------------------------------------------

 THE LIQUIDATING TRUST

  The following table shows, as of April 1, 1996, the Liquidating Trustees and the Liquidating Trust's executive officers, their respective ages, the year each person became a Liquidating Trustee or officer of the Liquidating Trust and all positions currently held with the Liquidating Trust by each such person:

                              TRUSTEE OR
          NAME           AGE OFFICER SINCE     POSITION WITH THE LIQUIDATING TRUST
          ----           --- ------------- -------------------------------------------
H. Bartlett Brown....... 60      1995      Assistant Manager; Chief Financial Officer;
                                           Chief Accounting Officer
Stephanie R. Joseph..... 49      1995      Manager; Chief Executive Officer;
                                           Liquidating Trustee
Joseph H. Flom.......... 72      1995      Liquidating Trustee
Bernard Petrie.......... 70      1995      Liquidating Trustee
Laurence A. Tisch....... 73      1995      Liquidating Trustee
Raymond S. Troubh....... 69      1995      Chairman of the Board of Liquidating
                                           Trustees; Liquidating Trustee

  Biographical information concerning the Liquidating Trustees and the Liquidating Trust's executive officers is provided below.

  H. Bartlett Brown became Treasurer, Chief Financial Officer and Principal Accounting Officer of Petrie in February 1995 and Assistant Manager, Chief Financial Officer and Chief Accounting Officer of the Liquidating Trust in December 1995. Mr. Brown is a tax consultant. He was a partner in Ernst & Young LLP, an accounting firm, from October 1970 until September 1994.

  Stephanie R. Joseph became Secretary and Principal Legal Officer of Petrie in February 1995 and Manager, Chief Executive Officer and Liquidating Trustee of the Liquidating Trust in December 1995. She is the founder and President of The Directors' Network Inc., a corporate consulting firm that prepares directors for their boardroom responsibilities, since March 1994. Ms. Joseph is also a member of the Board of Directors of the American Heart Association-- New York City Affiliate. From May 1984 until June 1992, she was employed as the Associate General Counsel of American Express Company.

  Joseph H. Flom became a Liquidating Trustee in December 1995. He has been a partner in Skadden, Arps, Slate, Meagher & Flom, a law firm and counsel to Petrie, the Liquidating Trust and the Estate of Milton Petrie, for more than the past five years.

  Bernard Petrie became both a director of Petrie and a Liquidating Trustee in December 1995. He is an attorney and has been self-employed for more than the past five years.

  Laurence A. Tisch became a Liquidating Trustee in December 1995. Since October 1994, Mr. Tisch has been the Co-Chairman and Co-Chief Executive Officer of Loews Corporation, a diversified holding company. From May 1960 to October 1994, Mr. Tisch was the Chairman of the Board and Chief Executive Officer of Loews Corporation. Since March 1990, he has also been the Chairman of the Board of CNA Financial Corp., an insurance and financial services company and a publicly-held subsidiary of Loews Corporation. From January 1987 to November 1995, Mr. Tisch was Chairman of the Board, President and Chief Executive Officer of CBS, Inc., a television and radio network. Mr. Tisch is a director of Loews Corporation; a director of Automatic Data Processing, Inc., a provider of payroll and other data processing services; a director of Bulova Corporation, a watch manufacturer and a publicly-held subsidiary of Loews Corporation; a director of Federated Department Stores, Inc., an operator of department stores; a trustee of the New York Public Library; a trustee of the Metropolitan Museum of Art; and a director of United Jewish Appeal.

  Raymond S. Troubh became a Liquidating Trustee and Chairman of the Board of Liquidating Trustees in December 1995. Mr. Troubh served as Treasurer of Petrie from December 9, 1994 to February 7, 1995. He is a financial consultant, a former governor of the American Stock Exchange and a former general partner of Lazard Freres & Co., an investment banking firm. Mr. Troubh is a director of ADT Limited, a security systems company; America West Airlines, Inc., an airline; Applied Power Inc., a hydraulic and mechanical equipment manufacturer; ARIAD Pharmaceuticals, Inc., a pharmaceutical company; Becton, Dickinson and Company, a healthcare products manufacturer; Benson Eyecare Corporation, an eyecare and eyewear company; Diamond Offshore Drilling, Inc., an offshore drilling company; Foundation Health Corporation, a healthcare company; General American Investors Company, an investment and advisory company; Manville Corporation, a mining and forest products company; Olsten Corporation, a temporary personnel and healthcare services company; Time Warner, Inc., a media and entertainment company; WHX Corporation, a holding company; and Triarc Companies, Inc., a diversified holding company.

PETRIE

  The following table shows, as of April 1, 1996, the executive officers and directors of Petrie, their respective ages, the year each director or officer was first elected and all positions held with Petrie by each such person:

                             YEAR FIRST ELECTED
                                 A DIRECTOR                 POSITION WITH
         NAME            AGE     OR OFFICER                    PETRIE
         ----            --- ------------------ -------------------------------------
Hilda Kirschbaum         85         1956        President; Chief
Gerstein................                        Executive Officer; Director
H. Bartlett Brown....... 60         1995        Treasurer; Chief Financial
                                                Officer; Principal Accounting Officer
Stephanie R. Joseph..... 49         1995        Secretary; Principal Legal Officer
Joseph H. Flom.......... 72         1982        Director
Bernard Petrie.......... 70         1995        Director
Dorothy Stern Ross...... 77         1956        Director
Laurence A. Tisch....... 73         1983        Director
Raymond S. Troubh....... 69         1994        Director

  Notwithstanding the consummation of the Succession, the term of office of each executive officer and director of Petrie will not expire until the consummation of the dissolution of Petrie in accordance with Section 1006 of the NYBCL. See Item 1 -- "Business."

  Biographical information concerning certain of Petrie's executive officers and directors is provided below. For biographical information concerning Messrs. Brown, Flom, Petrie, Tisch and Troubh and Ms. Joseph,see "-- The Liquidating Trust" above.

  Hilda Kirschbaum Gerstein became President and Chief Executive Officer of Petrie in December 1994. She was Vice Chairman of Petrie from November 1982 until December 1994; President of Petrie from September 1972 until November 1982; Treasurer of Petrie from January 1982 until September 1982; Senior Vice President of Petrie from 1971 to 1972; and a Vice President of Petrie from 1956 to 1971. Ms. Gerstein has been employed by Petrie since 1932.

  Dorothy Stern Ross is retired. Ms. Ross was employed by Petrie from 1935 until July 1993 when she resigned as Executive Vice President.

MEETINGS AND STANDING COMMITTEES

  Petrie's Board of Directors met twelve times during the period ended January 22, 1996. During such period, the Board of Directors had audit and compensation committees but had no nominating committee.

  Petrie's audit committee is responsible for (i) recommending the selection, retention or termination of Petrie's independent auditors, (ii) reviewing with such auditors the overall scope of the audit, (iii) reviewing Petrie's financial statements and audit results, including communications from the independent auditors relating to Petrie's accounting practices, procedures and internal accounting controls, (iv) reviewing the adequacy of internal control systems, (v) reviewing such other matters regarding Petrie's financial and accounting practices as it or Petrie's Board of Directors deemed advisable and
(vi) monitoring Petrie's code of corporate conduct. At January 22, 1996, the members of the audit committee were Joseph H. Flom, Raymond S. Troubh and Dorothy Stern Ross, who had served on the audit committee since September 1992, August 1994 and April 1995, respectively.

  Petrie's compensation committee is responsible for reviewing and approving the salaries and bonuses of the executive officers of Petrie. At January 22, 1996, the members of the compensation committee were Joseph H. Flom and Raymond S. Troubh, who had both served on the compensation committee since April 1994.

ITEM 11. EXECUTIVE COMPENSATION.
         -----------------------
GENERAL

  The following table sets forth the total annual compensation paid by Petrie to its Chief Executive Officer:

                          SUMMARY COMPENSATION TABLE

                           ANNUAL COMPENSATION       LONG-TERM COMPENSATION AWARDS
                        ------------------------- ------------------------------------
                                                  RESTRICTED OPTIONS/SARS
  NAME AND PRINCIPAL    FISCAL                      STOCK      (NO. OF     ALL OTHER
       POSITION          YEAR  SALARY(2)(3) BONUS   AWARDS     SHARES)    COMPENSATION
  ------------------    ------ ------------ ----- ---------- ------------ ------------
Hilda Kirschbaum
 Gerstein(1)...........  1996    $      0
 Chief Executive
  Officer, President     1995    $600,000                      150,494
 and Director            1994    $575,000

- --------
(1) Ms. Gerstein was elected President and Chief Executive Officer of Petrie effective December 9, 1994.

(2) In connection with the Sale, Petrie Retail assumed Petrie's obligations under an employment agreement with Ms. Gerstein, dated as of July 1, 1992 and amended as of October 28, 1994. On October 23, 1995, Petrie Retail notified Ms. Gerstein that as a result of its filing of a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code, Petrie Retail would discontinue paying Ms. Gerstein because such obligations arose prior to the petition date. If the Liquidating Trust, as successor to Petrie, were held liable as the primary obligor under such employment agreement, its liability to Ms. Gerstein would be $50,000 per month in salary through June 1997, and thereafter, and until her death, pension payments of $50,000 per year.

(3) No other officer of Petrie earned in excess of $100,000 in connection with his or her employment by Petrie during the period ended January 22, 1996.

OPTIONS

  No options were granted or exercised during the period ended January 22, 1996 nor were any options outstanding at January 22, 1996.

COMPENSATION OF LIQUIDATING TRUSTEES AND DIRECTORS

  Liquidating Trustees are compensated for their service as Liquidating Trustees in the amount of $30,000 per fiscal year, with the exception of Raymond S. Troubh and Stephanie R. Joseph, who are each compensated $45,000 per fiscal year for their service as Liquidating Trustees.

  During the period ended January 22, 1996, directors received no meeting attendance fees or any other compensation for serving on Petrie's Board of Directors or any committee thereof, other than Mr. Troubh, who received a director's fee of $45,000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  During the period ended January 22, 1996, no executive officer of Petrie served: (i) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on Petrie's compensation committee; (ii) as a director of another entity, one of whose executive officers served on Petrie's compensation committee; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions, or in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Board of Directors of Petrie.

  During the period ended January 22, 1996, Joseph H. Flom and Raymond S. Troubh served on Petrie's compensation committee. Mr. Flom is a partner in Skadden, Arps, Slate, Meagher & Flom, counsel to Petrie, the Liquidating Trust and the Estate of Milton Petrie. Mr. Troubh served as Treasurer of Petrie from December 9, 1994 to February 7, 1995.

  Except as described above, no member of Petrie's compensation committee: (i) was, during the period ended January 22, 1996, an officer or employee of Petrie or any of its subsidiaries; (ii) was formerly an officer of Petrie or any of its subsidiaries; or (iii) had any relationship requiring disclosure by Petrie under any paragraph of Item 404 of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         ---------------------------------------------------------------
UNITS OF BENEFICIAL INTEREST

  The following table sets forth, as of April 1, 1996, certain information with respect to (i) the only persons who, to the best knowledge of the Liquidating Trust, are the beneficial owners of more than five percent of the outstanding Units of Beneficial Interest and (ii) the number of Units of Beneficial Interest owned by each of the Liquidating Trustees, the managers of the Liquidating Trust and the Liquidating Trustees and managers as a group.

                                    TOTAL NUMBER OF UNITS      PERCENT  OF
                                   OF BENEFICIAL INTEREST      OUTSTANDING
NAME OF BENEFICIAL OWNER             BENEFICIALLY OWNED    BENEFICIAL INTERESTS
- ------------------------           ----------------------- --------------------
The Estate of Milton Petrie.......       28,111,274                53.7%
H. Bartlett Brown.................                0                 --
Joseph H. Flom....................                0(1)              --
Stephanie R. Joseph...............                0                 --
Bernard Petrie....................           34,500(1)                *
Laurence A. Tisch.................            1,000(1)                *
Raymond S. Troubh.................                0                 --
All managers and Liquidating
 Trustees as a group
 (6 individuals, including those
 named above).....................           35,500                   *

                                                  (footnotes on following page)

- --------

*   Less than one percent of the outstanding Units of Beneficial Interest.
(1) Mr. Flom, Ms. Gerstein, Jerome A. Manning, Mr. Bernard Petrie, Carroll Petrie, Ms. Ross, Mr. Tisch and David Zack have been appointed executors of the Estate of Milton Petrie (the "Estate"). The executors of the Estate share equally the power to dispose of, and to vote, the Units of Beneficial Interest held by the Estate. Mr. Flom, Mr. Bernard Petrie and Mr. Tisch disclaim beneficial ownership of the Units of Beneficial Interest held by the Estate.

  Except as otherwise noted in the footnotes to the above table, each person listed in the above table has sole voting power and sole investment power with respect to such Units of Beneficial Interest.

PETRIE COMMON STOCK

  The following table sets forth, as of January 22, 1996 (immediately prior to the time holders of Petrie Common Stock became holders of Units of Beneficial Interest in the Liquidating Trust), certain information with respect to (i) the only person who, to the best knowledge of Petrie, was the beneficial owner of more than five percent of the outstanding shares of Petrie Common Stock, Petrie's only class of voting security, and (ii) the number of shares of Petrie Common Stock beneficially owned by each current director, the Chief Executive Officer and the two other executive officers of Petrie and by all current directors and executive officers of Petrie as a group.

                                                    TOTAL NUMBER      PERCENT OF
                                                      OF SHARES      OUTSTANDING
NAME OF BENEFICIAL OWNER                          BENEFICIALLY OWNED   SHARES
- ------------------------                         ------------------- -----------
The Estate of Milton Petrie....................      28,111,274         53.7%
H. Bartlett Brown..............................               0          --
Joseph H. Flom.................................               0(1)       --
Hilda Kirschbaum Gerstein......................         292,268(1)         *
Stephanie R. Joseph............................               0          --
Bernard Petrie.................................          34,500(1)         *
Dorothy Stern Ross.............................         180,191(1)         *
Laurence A. Tisch..............................           1,000(1)         *
Raymond S. Troubh..............................               0          --
All executive officers and directors as a group
   (8 individuals, including those named above).        507,959          1.0%

- --------
*  Less than one percent of the outstanding Petrie Common Stock.

(1) The executors of the Estate shared equally the power to dispose of, and to vote, the shares held by the Estate. Mr. Bernard Petrie, Mr. Flom, Ms. Gerstein, Ms. Ross and Mr. Tisch disclaimed beneficial ownership of the shares held by the Estate.

  Except as otherwise noted in the footnotes to the above table, each person listed in the above table had sole voting power and sole investment power with respect to such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------
  Skadden, Arps, Slate, Meagher & Flom served as counsel to Petrie during the period ended January 22, 1996, and presently serves as counsel to Petrie, the Liquidating Trust and the Estate of Milton Petrie and has provided services to each. Joseph H. Flom, a director of Petrie, a member of Petrie's audit and compensation committees, a Liquidating Trustee and an executor of the Estate of Milton Petrie, is a partner in Skadden, Arps, Slate, Meagher & Flom.

  During the period ended January 22, 1996, Petrie purchased directors' and officers' liability insurance from Continental Casualty Company. Laurence A. Tisch, a director of Petrie, a Liquidating Trustee and an executor of the Estate of Milton Petrie, is a director of Continental Casualty Company.

  In addition to Messrs. Flom and Tisch, Hilda Kirschbaum Gerstein (a director of Petrie), Dorothy Stern Ross (a director of Petrie) and Bernard Petrie (a director of Petrie and a Liquidating Trustee) are executors of the Estate of Milton Petrie, which, as of April 1, 1996, held approximately 53.8% of the Liquidating Trust's outstanding Units of Beneficial Interest.

  See Items 7 and 11 for a discussion of certain liabilities that the Liquidating Trust may be required to pay to the current President and Chief Executive Officer of Petrie who is also a current director, a former executive of Petrie who is also a current director, and the estate of a former executive of Petrie who was a director of Petrie at the time of her death.
                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.
         ------------------------------------------------------------------
  (a)(1), (2) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE.

    See Index to Financial Statements and Financial Statement Schedule set forth herein at page F-1.

  (a)(3) LIST OF EXHIBITS.

       2.1 Plan of Liquidation and Dissolution of Petrie (incorporated herein by reference to Exhibit 2.2 to the Liquidating Trust's
                 Registration Statement on Form 8-B, filed with the Commission on December 19, 1995).
       3.1       Agreement and Declaration of Trust, dated as of December 6,
                 1995, by and between Petrie and Joseph H. Flom, Stephanie R.
                 Joseph, Bernard Petrie, Laurence A. Tisch and Raymond S.
                 Troubh, as trustees (incorporated herein by reference to Exhibit 3.1 to the Liquidating Trust's Registration Statement on Form 8-B, filed with the Commission on December 19, 1995).
       3.2       Restated Certificate of Incorporation of Petrie, as amended.
       3.3 By-laws of Petrie, as amended (incorporated by reference to Exhibit 3.2 to Petrie's Annual Report on Form 10-K for the fiscal year ended January 28, 1995).
      10.1       Acquisition Agreement, dated as of April 20, 1994, between
                 Petrie and Toys "R" Us (incorporated herein by reference to Annex B to Petrie's Proxy Statement, dated as of November 3,
                 1994).
      10.2       Amendment No. 1 to the Acquisition Agreement, dated as of May
                 10, 1994, between Petrie and Toys "R" Us (incorporated by reference to Annex B to Petrie's Proxy Statement, dated as of November 3, 1994).
      10.3       Stock Purchase Agreement, dated as of August 23, 1994, between
                 Petrie and WP Investors (incorporated herein by reference to Annex A to Petrie's Proxy Statement, dated as of November 3,
                 1994).
      10.4       Amendment No. 1 to the Stock Purchase Agreement, dated as of
                 December 9, 1994, among WP Investors, PS Stores and Petrie
                 (incorporated herein by reference to Annex A to Petrie's Proxy
                 Statement, dated as of November 3, 1994).
      10.5       Assignment and Assumption Agreement, dated as of December 9,
                 1994, between Petrie and Petrie Retail (agreements of a substantially similar nature were entered into between Petrie and the following affiliates of Petrie Retail on or about
                 December 9, 1994: Franklin 203 Corporation, G&G Shops of North
                 Carolina, Inc., Hartfield Stores, Inc., Whitney Stores, Inc,
                 Marianne Clearwater Corporation, Davids Woodbridge, Inc and
                 Jean Nicole, Inc.).

      10.6       Cross-Indemnification and Procedure Agreement, dated as of
                 December 9, 1994, between PS Stores and Petrie (incorporated herein by reference to Exhibit 10.5 to Petrie's Annual Report on Form 10-K for the fiscal year ended January 28, 1995).
      10.7       Buyer Indemnification Agreement, dated as of December 9, 1994, among Toys "R" Us, Petrie, PS Stores, Petrie Retail and all subsidiaries of PS Stores (incorporated herein by reference to
                 Exhibit 10.6 to Petrie's Annual Report on Form 10-K for the
                 fiscal year ended January 28, 1995).
      10.8       Seller Indemnification Agreement, dated as of December 9,
                 1994, among Toys "R" Us, Petrie, PS Stores, Petrie Retail and all subsidiaries of PS Stores (incorporated herein by
                 reference to Exhibit 10.7 to Petrie's Annual Report on Form
                 10-K for the fiscal year ended January 28, 1995).
      10.9       Side Letter Agreement, dated as of January 24, 1995, between
                 Petrie and Toys "R" Us (incorporated herein by reference to
                 Exhibit 10.3 to Petrie's Current Report on Form 8-K, dated as of January 24, 1995).
      10.10      Escrow Agreement, dated as of January 24, 1995, between Petrie and Custodial Trust Company (incorporated herein by reference to Exhibit 10.1 to Petrie's Current Report on Form 8-K, dated as of January 24, 1995).
      10.11      Amended and Restated Cash Collateral Agreement, dated as of
                 December 9, 1994 as amended as of January 24, 1995 and as of
                 December 19, 1995, among Petrie, Custodial Trust Company as
                 Collateral Agent, PS Stores and certain subsidiaries and
                 directors thereof (incorporated herein by reference to Exhibit
                 10.1 to Petrie's Current Report on Form 8-K, dated as of
                 December 26, 1995).
      16.1       Letter from David Berdon, dated as of November 17, 1994
                 (incorporated herein by reference to Exhibit 10.1 to Petrie's
                 Current Report on Form 8-K, dated as of November 17, 1994).
      27         Financial Data Schedule.

(b) REPORTS ON FORM 8-K

  (1) Current Report on Form 8-K, dated as of November 2, 1995, reporting the sale of 3,000,000 shares of Toys Common Stock.

  (2) Current Report on Form 8-K, dated as of December 26, 1995, reporting the exchange of $67.5 million in cash equivalents for the 3,200,082 shares of Toys Common Stock held in the Collateral Account pursuant to the Amended and Restated Collateral Agreement.

  (3) Current Report on Form 8-K, dated as of January 11, 1996, reporting the sale of 2,000,000 shares of Toys Common Stock.

  (c) See Item 14(a)(3) above. The Liquidating Trust will furnish to any holder of Units of Beneficial Interest, upon written request, any exhibit listed in response to Item 14(a)(3) upon payment by such holder of the Liquidating Trust's reasonable expenses in furnishing any such exhibit.

  (d) See Item 14(a)(2) above.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          PETRIE STORES LIQUIDATING TRUST

                                                  /s/ Stephanie R. Joseph
                                          By __________________________________
                                                    STEPHANIE R. JOSEPH
                                                MANAGER AND CHIEF EXECUTIVE
                                                           OFFICER

                                          Dated: April 19, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

Dated: April 19, 1996

                                                   /s/ H. Bartlett Brown
                                          By __________________________________
                                                     H. BARTLETT BROWN
                                                  ASSISTANT MANAGER, CHIEF
                                                      FINANCIAL OFFICER
                                              AND PRINCIPAL ACCOUNTING OFFICER

                                                  /s/ Stephanie R. Joseph
                                          By __________________________________
                                                    STEPHANIE R. JOSEPH
                                              MANAGER, CHIEF EXECUTIVE OFFICER
                                                        AND TRUSTEE

                                                     /s/ Joseph H. Flom
                                          By __________________________________
                                                       JOSEPH H. FLOM
                                                          TRUSTEE

                                                     /s/ Bernard Petrie
                                          By __________________________________
                                                       BERNARD PETRIE
                                                          TRUSTEE

                                                   /s/ Laurence A. Tisch
                                          By __________________________________
                                                     LAURENCE A. TISCH
                                                          TRUSTEE

                                                   /s/ Raymond S. Troubh
                                          By __________________________________
                                                     RAYMOND S. TROUBH
                                                          TRUSTEE

                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENTS
  Reports of Independent Auditors.........................................  F-2
  Statements of Net Assets in Liquidation--January 22, 1996 and January
   28, 1995...............................................................  F-4
  Statement of Changes in Net Assets in Liquidation--For the period ended
   January 22, 1996.......................................................  F-5
  Consolidated Statements of Operations--For each of the two fiscal years in the period ended January 28, 1995...................................  F-6
  Consolidated Statements of Shareholders' Equity--For each of the two fiscal years in the
   period ended January 28, 1995..........................................  F-7
  Consolidated Statements of Cash Flows--For each of the two fiscal years in the period ended January 28, 1995...................................  F-8
  Notes to Financial Statements...........................................  F-9
FINANCIAL STATEMENT SCHEDULE
  II. Valuation and Qualifying Accounts................................... F-20

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                        REPORT OF INDEPENDENT AUDITORS

Board of Trustees and Holders of Units of Beneficial Interest
The Petrie Stores Liquidating Trust

  We have audited the accompanying statements of net assets in liquidation of the Petrie Stores Liquidating Trust (successor to Petrie Stores Corporation and its former subsidiaries) as of January 22, 1996 and January 28, 1995, the related statement of changes in net assets in liquidation for the period ended January 22, 1996, and the consolidated statements of operations, shareholders' equity and cash flows for the fiscal year ended January 28, 1995. Our audit for the fiscal year ended January 28, 1995 also included the financial statement schedule listed at Item 14(a)(2). These financial statements and schedule are the responsibility of the management of the Petrie Stores Liquidating Trust. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  As described in Note 1 to the financial statements, the shareholders of Petrie Stores Corporation approved a plan of liquidation on January 24, 1995, and Petrie Stores Corporation commenced its liquidation shortly thereafter. As a result, Petrie Stores Corporation changed its basis of accounting at, and for periods subsequent to, January 28, 1995 from the going-concern basis to a liquidation basis.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of the Petrie Stores Liquidating Trust (successor to Petrie Stores Corporation and its former subsidiaries) as of January 22, 1996 and January 28, 1995, the changes in net assets in liquidation for the period ended January 22, 1996, applied on the basis described in the preceding paragraph, and the consolidated results of operations and cash flows of Petrie Stores Corporation for the year ended January 28, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended January 28, 1995, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          ERNST & YOUNG LLP

MetroPark, New Jersey
April 3, 1996

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Petrie Stores Corporation

  We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of Petrie Stores Corporation and subsidiaries for the year ended January 29, 1994. These financial statements are the responsibility of Petrie Stores Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Petrie Stores Corporation and subsidiaries for the year ended January 29, 1994, in conformity with generally accepted accounting principles.

  As discussed in Notes 1, 3 and 5 to the consolidated financial statements, Petrie Stores Corporation changed its method of accounting for investments in common stock, income taxes and postretirement benefits other than pensions in fiscal 1994.

  Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule for the year ended January 29, 1994 listed in the index at Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          DAVID BERDON & CO. LLP

New York, New York
March 24, 1994

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

           STATEMENTS OF NET ASSETS IN LIQUIDATION (NOTES 1, 3 AND 6)

                                 (IN THOUSANDS)

                                                         JANUARY 22, JANUARY 28,
                                                            1996        1995
                                                         ----------- -----------
                         ASSETS
                         ------
Cash and cash equivalents...............................  $ 63,647    $  11,854
Cash and cash equivalents held in escrow................    67,470
Investments in common stock (including 3,493,450 and
 6,693,450 shares of Toys "R" Us common stock held in
 escrow at January 22, 1996 and January 28, 1995,
 respectively) .........................................   106,799    1,262,293
                                                          --------    ---------
    Total assets........................................   237,916    1,274,147
                      LIABILITIES
                      -----------
Accrued expenses and other liabilities..................    35,322        9,495
Deferred income taxes...................................                428,182
                                                          --------    ---------
    Total liabilities...................................    35,322      437,677
Commitments and contingencies...........................
                                                          --------    ---------
Net assets in liquidation...............................  $202,594    $ 836,470
                                                          ========    =========



                            See accompanying notes.

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

      STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION (NOTES 1, 3 AND 6)
                     FOR THE PERIOD ENDED JANUARY 22, 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

   Net assets in liquidation at beginning of
     period............................................. $ 836,470
                                                         ---------
   Investment income....................................     1,793
   Corporate overhead...................................   (25,321)
   Net realized and unrealized loss on Toys "R"
     Us common stock....................................  (244,583)
                                                         ---------
   Loss before income tax benefit.......................  (268,111)
   Income tax benefit...................................   113,834
                                                         ---------
   Net loss for the period..............................  (154,277)
   Distributions of 31,410,144 shares of Toys "R"
     Us common stock, net of related deferred taxes.....  (479,599)
                                                         ---------
   Decrease in net assets...............................  (633,876)
                                                         ---------
   Net assets in liquidation at January 22, 1996........ $ 202,594
                                                         =========
   Net loss per share................................... $   (2.95)
                                                         =========
   Weighted average number of shares....................    52,350
                                                         =========



                            See accompanying notes.

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                 CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 2)

                                                            YEARS ENDED
                                                    ---------------------------
                                                    JANUARY 28, JANUARY 29,
                                                       1995        1994
                                                    ----------- ---------------
                                                     (IN THOUSANDS, EXCEPT PER
                                                          SHARE AMOUNTS)
Corporate overhead.................................  $    (430)
Interest expense...................................     (8,605)  $(10,066)
Investment income..................................      1,293
                                                     ---------   --------
Loss from continuing operations before income tax
benefit............................................     (7,742)   (10,066)
Income tax benefit.................................      1,114      3,523
                                                     ---------   --------
Loss from continuing operations....................     (6,628)    (6,543)
Loss from discontinued operations, net of income
tax benefit........................................   (410,027)   (42,140)
                                                     ---------   --------
Loss before cumulative effect of changes in
accounting principles..............................   (416,655)   (48,683)
Cumulative effect of changes in accounting for
investments and income taxes, net..................                10,685
                                                     ---------   --------
Net loss...........................................  $(416,655)  $(37,998)
                                                     =========   ========
Loss per share:
Loss from continuing operations....................  $    (.14)  $   (.14)
Loss from discontinued operations..................      (8.61)      (.90)
Cumulative effect of changes in accounting
principles.........................................                   .23
                                                     ---------   --------
                                                     $   (8.75)  $   (.81)
                                                     =========   ========
Weighted average number of shares..................     47,600     46,768
                                                     =========   ========


                            See accompanying notes.

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (NOTE 2)

                                 (IN THOUSANDS)

                                                      UNREALIZED
                         COMMON                        GAIN ON     TREASURY
                          STOCK  ADDITIONAL           INVESTMENT     STOCK         TOTAL
                         ($1 PAR  PAID-IN   RETAINED  IN COMMON  ------------- SHAREHOLDERS'
                         VALUE)   CAPITAL   EARNINGS  STOCK, NET SHARES AMOUNT    EQUITY
                         ------- ---------- --------  ---------- ------ ------ -------------
Balance at January 31,
1993.................... $46,769  $ 93,952  $  509,430            1,669  $(36)   $  650,115
 Net loss for the year..                       (37,998)                             (37,998)
 Cash dividends on
  common stock--$.20 per
  share.................                        (9,353)                              (9,353)
 Shares issued--
  conversion of
  debentures............       1        21                                               22
 Unrealized gain on
  investments in common
  stock, net............                               $ 761,777                    761,777
                         -------  --------  ---------  ---------  -----  ----    ----------
Balance at January 29,
1994....................  46,770    93,973    462,079    761,777  1,669   (36)    1,364,563
 Net loss for the year..                     (416,655)                             (416,655)
 Cash dividends on
  common stock--$.15 per
  share.................                       (7,021)                               (7,021)
 Shares issued--
  conversion of
  debentures............   5,564   121,119                                          126,683
 Common stock issued as
  compensation to
  officers..............      18       432                                              450
 Unrealized loss on
  investments in common
  stock, net............                                (231,550)                  (231,550)
                         -------  --------  --------   ---------  -----  ----     ---------
Balance at January 28,
1995.................... $52,352  $215,524  $ 38,403   $ 530,227  1,669  $(36)   $  836,470
                         =======  ========  ========   ========   =====  ====    =========


                            See accompanying notes.

                       PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)

                                                              YEARS ENDED
                                                           -------------------
                                                            JANUARY   JANUARY
                                                           28, 1995   29, 1994
                                                           ---------  --------
                                                             (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss.................................................  $(416,655) $(37,998)
 Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
   Cumulative effect of changes in accounting for
    investments and income taxes, net....................              (10,685)
   Loss on disposal of discontinued operations...........    303,660
   Gain on sale of investments in common stock...........       (336)
   Depreciation and amortization of property and
    equipment............................................     45,905    56,804
   Other amortization....................................      2,506     3,208
   Loss on disposal of property and equipment............               28,452
   Provision for doubtful accounts.......................      5,450     2,244
   Compensation in connection with stock options.........                  339
   Fair market value of stock issued as compensation.....        450
   Loss from investment in common stock..................               13,661
   Deferred income taxes.................................              (23,196)
   Changes in assets and liabilities:
     Decrease (increase) in:
     Accounts receivable.................................     (9,132)  (27,517)
     Merchandise inventories.............................    (32,080)       65
     Prepaid expenses....................................     (3,676)    1,158
     Other assets........................................         25      (113)
     Increase (decrease) in:
     Accounts payable....................................     10,731    (2,578)
     Accrued expenses and other liabilities..............     25,360     7,603
     Income taxes........................................     (2,030)   (9,231)
     Other long-term liabilities.........................       (480)    2,104
                                                           ---------  --------
Net cash (used in) provided by operating activities......    (70,302)    4,320
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of retail operations, net of cash sold
 of $37,950..............................................    139,550
Additions to property and equipment......................    (42,172)  (63,935)
Proceeds on disposition of property and equipment........                  802
Sale of investments in common stock......................     36,076     5,186
Purchase of investments in common stock..................   (165,000)
                                                           ---------  --------
Net cash used in investing activities....................    (31,546)  (57,947)
CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term borrowings................................     83,277    20,000
Cash dividends...........................................     (7,021)   (9,353)
Redemption of principal amount of convertible
 subordinated debentures.................................     (1,844)
                                                           ---------  --------
Net cash provided by financing activities................     74,412    10,647
                                                           ---------  --------
Net decrease in cash and cash equivalents................    (27,436)  (42,980)
Cash and cash equivalents, beginning of year.............     39,290    82,270
                                                           ---------  --------
Cash and cash equivalents, end of year...................  $  11,854  $ 39,290
                                                           =========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
 Interest................................................  $   6,475  $ 12,042
 Income taxes............................................      1,573     7,744
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
39,853,403 shares of Toys "R" Us common stock held by
 Petrie were exchanged for 36,526,704 shares of Toys "R"
 Us common stock held by Toys "R" Us in its treasury
$123,108,000 principal amount of convertible subordinated
 debentures were exchanged for 5,563,829 shares of Petrie
 common stock during the fiscal year ended January 28,
 1995. At the date of conversion, accrued interest of
 $4,731,000 payable on the convertible subordinated
 debentures was contributed to additional paid-in-
 capital.
$22,000 principal amount of convertible subordinated
 debentures were exchanged for 983 shares of Petrie
 common stock during the fiscal year ended January 29,
 1994

                            See accompanying notes.

                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS
                               JANUARY 22, 1996

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

  Prior to December 9, 1994, Petrie Stores Corporation ("Petrie") operated a chain of retail stores that specialized in women's apparel and were located throughout the United States (including Puerto Rico and the U.S. Virgin Islands). At Petrie's Annual Meeting, held on December 6, 1994, Petrie's shareholders approved the sale of Petrie's retail operations (Note 2). At Petrie's Reconvened Annual Meeting, held on January 24, 1995, Petrie's shareholders approved (i) an exchange of shares of Toys "R" Us, Inc. ("Toys 'R' Us") common stock with Toys "R" Us (Note 3) and (ii) the liquidation and dissolution of Petrie pursuant to a plan of liquidation and dissolution (the "Plan of Liquidation").

  Pursuant to the Plan of Liquidation and the Agreement and Declaration of Trust, dated as of December 6, 1995, between Petrie and the trustees named therein (the "Liquidating Trust Agreement"), effective as of the close of business on January 22, 1996 (the "Succession Date"), Petrie transferred its remaining assets (then consisting of approximately $131 million in cash and cash equivalents and 5,055,576 shares of Toys "R" Us common stock) to, and its remaining fixed and contingent liabilities were assumed by (the "Succession"), the Petrie Stores Liquidating Trust (the "Liquidating Trust"). The assets of the Liquidating Trust are subject to various contingent liabilities, the status of which is presently unclear (Note 6), as well as the terms of a letter agreement with Toys "R" Us (Note 3) pursuant to which the Liquidating Trust is required to retain a substantial portion of its assets to provide for its liabilities. Accordingly, the trustees of the Liquidating Trust (the "Liquidating Trustees") have determined not to approve any distributions of Toys "R" Us common stock to beneficiaries of the Liquidating Trust until the status of such contingent liabilities is clarified.

  For financial statement purposes, the Liquidating Trust is deemed the successor to Petrie and, beginning with the period ending December 31, 1996, has adopted the calendar year as its fiscal year. A liquidation basis of accounting was implemented as of January 28, 1995. The application of a liquidation basis had no effect on Petrie's net assets as of January 28, 1995. The statements of net assets in liquidation at January 22, 1996 and January 28, 1995 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis. The accompanying consolidated statements of operations, cash flows and shareholders' equity for each of the two fiscal years in the period ended January 28, 1995 are presented on a going-concern basis.

PRINCIPLES OF CONSOLIDATION

  In December 1994, as part of the reorganization of Petrie's retail operations in connection with their sale (Note 2), all of Petrie's former subsidiaries with retail operations were transferred to Petrie Retail, Inc., then a wholly-owned subsidiary of Petrie ("Petrie Retail"), and all of the shares of Toys "R" Us common stock held by Petrie's former subsidiaries were transferred to Petrie. Thereafter, Petrie Retail was sold to PS Stores Acquisition Corp. (hereafter, including its subsidiaries and affiliates unless the context requires otherwise, "PS Stores"). As a result, neither Petrie nor the Liquidating Trust has any subsidiaries.

  The consolidated financial statements for the years ended January 28, 1995 and January 29, 1994 include the accounts of Petrie and its former subsidiaries, all of which were wholly-owned. All significant intercompany transactions were eliminated in consolidation.

CASH EQUIVALENTS

  Cash equivalents consist of commercial paper, government securities, repurchase agreements and other income producing securities of less than 90 days' maturity. These investments are carried at cost plus accrued interest, which approximates fair market value.

INVESTMENTS IN COMMON STOCK

  Effective January 29, 1994, Petrie adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires Petrie's

                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED) investments in common stock to be classified as either "trading" (securities Petrie expects to sell in the near term) or "available for sale" and to be carried at market value with the unrealized gain or loss associated with trading securities to be included in the current year's statement of operations, and the unrealized gain or loss associated with available for sale securities to be presented as a separate component of shareholders' equity, net of applicable deferred taxes. Upon implementation of this accounting pronouncement, Petrie recorded an unrealized gain of $13,685,000 net of deferred income taxes of $5,800,000, which is included in the consolidated statement of operations for the year ended January 29, 1994 as "cumulative effect of changes in accounting for investments and income taxes, net."

  Since implementation of the liquidation basis of accounting, investments in common stock are carried at market value with unrealized gains and losses included in net income (loss) for the period.

INCOME TAXES

  Effective January 31, 1993, Petrie adopted the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires a change from the deferred method to the liability method of accounting for income taxes. Under this approach, tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  The Liquidating Trust is a complete pass-through entity for federal income tax purposes and, accordingly, is not itself subject to federal income tax. Instead, for federal income tax purposes, each Petrie shareholder (i) is deemed to have received on the Succession Date, and therefore own, a pro rata share of the assets transferred by Petrie to the Liquidating Trust, subject to a pro rata share of Petrie's liabilities assumed by the Liquidating Trust, and
(ii) is subject to the same federal income tax consequences with respect to the receipt, ownership or disposition of such assets as if such shareholder had directly received, owned or disposed of such assets, subject to such liabilities.

POSTRETIREMENT BENEFITS

  Effective January 31, 1993, Petrie adopted the provisions of SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires that the projected future costs of providing postretirement benefits, such as healthcare and life insurance, be recognized as an expense as employees render service instead of when benefits are paid, as Petrie historically had done. The adoption of this standard had no material effect on either Petrie's operations or financial position in the year of adoption or prior years. Obligations under Petrie's postretirement benefit plan were assumed by Petrie Retail in connection with the purchase of Petrie's retail operations (Note 2).

EARNINGS PER SHARE

  Primary earnings per share has been computed based on the weighted average number of shares outstanding. Shares issuable upon the exercise of stock options have not been included in the primary earnings per share computation for the years ended January 28, 1995 and January 29, 1994 because the effect of such would be anti-dilutive.

CONCENTRATION OF CREDIT RISK

  Certain financial instruments potentially subject the Liquidating Trust to concentrations of credit risk. These financial instruments consist primarily of temporary cash investments. The Liquidating Trust places its temporary cash investments with high credit quality financial institutions to limit its credit exposure.

USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

2. DISCONTINUED OPERATIONS

  On December 9, 1994, pursuant to the terms of a Stock Purchase Agreement, as amended (the "Stock Purchase Agreement"), Petrie completed the sale of the stock of Petrie Retail. The stock of Petrie Retail was sold to PS Stores for $190 million and the assumption by PS Stores of various liabilities, including but not limited to, all of the leases to which Petrie or any of its subsidiaries was a party (Note 6). Taking into effect the approximately $12.5 million in expenses incurred by Petrie in connection with such sale, the net cash purchase price was approximately $177.5 million. The results of the retail operations are accounted for as discontinued operations in the accompanying consolidated statements of operations.

Components of loss from discontinued operations are as follows:

                                                             YEARS ENDED
                                                        ----------------------
                                                         JANUARY     JANUARY
                                                         28, 1995    29, 1994
                                                        ----------  ----------
                                                           (IN THOUSANDS)
Net sales.............................................. $1,024,865  $1,480,071
                                                        ==========  ==========
Loss from discontinued operations before income tax
benefits............................................... $  (58,290) $  (67,386)
Income tax benefits....................................      6,631      25,246
                                                        ----------  ----------
Loss from discontinued operations......................    (51,659)    (42,140)
Loss on disposal.......................................   (358,368)        --
                                                        ----------  ----------
                                                        $ (410,027) $  (42,140)
                                                        ==========  ==========

  The loss on disposal represents a provision for estimated operating losses through the disposal date and the excess of the net assets of the retail operations over the net cash proceeds received.

3. INVESTMENTS IN COMMON STOCK

  The Liquidating Trust's investments in common stock consist of shares, which are carried at market value, of Toys "R" Us, a chain of specialty retail stores principally engaged in the sale of toys and children's clothing in the United States and abroad.

  On January 24, 1995, pursuant to the terms of an Acquisition Agreement dated as of April 20, 1994, and amended as of May 10, 1994 (the "Acquisition Agreement"), between Petrie and Toys "R" Us, Petrie exchanged (the "Exchange") with Toys "R" Us all of its shares of Toys "R" Us common stock (39,853,403), plus $165 million in cash, for 42,076,420 shares of Toys "R" Us common stock (approximately 15.0% of Toys "R" Us outstanding common shares at January 28,
1995). In accordance with the Acquisition Agreement, the number of Toys "R" Us shares received by Petrie in the Exchange was approximately 3.3 million shares less than the sum of the number of shares transferred by Petrie plus the number of shares purchased with the $165 million cash payment. The market value of these 3.3 million shares retained by Toys "R" Us was approximately $100 million at January 28, 1995.

                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
  Simultaneously with the closing of the Exchange, Petrie placed 3,493,450 shares of Toys "R" Us common stock into an escrow account (the "Escrow Account") pursuant to the terms of an escrow agreement, dated as of January 24, 1995, between Petrie and Custodial Trust Company, as Escrow Agent (the "Escrow Agreement"). The shares of Toys "R" Us common stock placed into the Escrow Account pursuant to the Escrow Agreement secure the payment of certain obligations of the Liquidating Trust, as successor to Petrie, to Toys "R" Us arising (i) under (x) the Acquisition Agreement dated April 20, 1994 between Petrie and Toys "R" Us, (y) the Seller Indemnification Agreement, dated as of December 9, 1994, among Petrie, Toys "R" Us, Petrie Retail, PS Stores, and certain subsidiaries of PS Stores and (z) the Stock Purchase Agreement, and
(ii) otherwise.

  The assets of the Liquidating Trust are subject to the terms of a letter agreement, dated as of January 24, 1995, pursuant to which Petrie agreed with Toys "R" Us that, until such time as a hedge or similar arrangement is in place, Petrie will retain, either individually or in combination, (i) cash in an amount of at least $177.5 million (the "Reserved Amount") or (ii) shares of Toys "R" Us common stock having a market value (as of January 20, 1995) of at least twice the Reserved Amount, to secure the payment of Petrie's contingent liabilities (Note 6). At January 22, 1996, the Liquidating Trust, as successor to Petrie, is required to retain a substantial portion of its (i) 5,055,576 shares of Toys "R" Us common stock (including the 3,493,450 shares of Toys "R" Us common stock held in the Escrow Account) and (ii) approximately $131 million in cash and cash equivalents.

  Petrie had also placed 3,200,082 shares of Toys "R" Us common stock in a collateral account (the "Collateral Account") pursuant to the terms of an Amended and Restated Cash Collateral and Pledge Agreement, dated as of December 9, 1994 and amended as of January 24, 1995, among Petrie, PS Stores, certain subsidiaries of PS Stores, and Custodial Trust Company, as Collateral Agent (the "Amended and Restated Cash Collateral Agreement"). On December 19, 1995, the Amended and Restated Cash Collateral Agreement was further amended and restated and, pursuant thereto, the 3,200,082 shares of Toys "R" Us common stock held in the Collateral Account were released to Petrie in exchange for Petrie's deposit of $67.5 million in cash equivalents into the Collateral Account. The cash equivalents placed in the Collateral Account pursuant to the Amended and Restated Cash Collateral Agreement secure the payment of certain obligations of the Liquidating Trust, as successor to Petrie, to PS Stores arising under (i) the Stock Purchase Agreement and (ii) the Cross-Indemnification and Procedure Agreement, dated as of December 9, 1994, between Petrie and PS Stores (Note 6).

  In accordance with Petrie's Plan of Liquidation, Petrie made an initial liquidating distribution on March 24, 1995 of 26,173,718 shares of Toys "R" Us common stock (market value on March 24, 1995 of approximately $644.5 million). Petrie subsequently distributed 1,391 shares of Toys "R" Us common stock to certain former shareholders of Winkelman Stores Incorporated (a former subsidiary of Petrie) in respect of their interests in the March 24, 1995 distribution. On August 15, 1995, Petrie made a second liquidating distribution of 5,235,035 shares of Toys "R" Us common stock (market value on August 15, 1995 of approximately $139.4 million).

  At various times during the period ended January 22, 1996, Petrie sold an aggregate of 5,610,700 shares of Toys "R" Us common stock for net proceeds of approximately $126.9 million.

  The price per share of Toys "R" Us common stock, as reported on the New York Stock Exchange Composite Tape, increased from $21 1/8 per share at January 22, 1996 to $26 7/8 per share at April 17, 1996.

  In November 1994, Petrie received a favorable private letter ruling from the Internal Revenue Service ("IRS") to the effect that the Exchange and the subsequent distribution of Toys "R" Us common stock to Petrie's shareholders would qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended. The ruling further provided that Petrie would not recognize any gain on these transactions.

                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

  In May 1993, Petrie's Board of Directors authorized appropriate officers of Petrie to sell, from time to time, if they consider market conditions suitable, all or a portion of Petrie's investment in Deb Shops, Inc. ("Deb Shops"). Petrie wrote down its investment in Deb Shops as of May 1, 1993 to market value pursuant to the provisions of SFAS No. 12, which resulted in a loss of $13,661,000 for the fiscal year ended January 29, 1994. On April 4, 1994, Petrie sold all of its shares of Deb Shops for $6.05 per share or an aggregate purchase price of $16,708,890.

4. CONVERTIBLE SUBORDINATED DEBENTURES

  During the fiscal year ended January 28, 1995, $123,108,000 principal amount of Petrie's outstanding convertible subordinated debentures (the "Debentures") including $104,499,000 principal amount of Debentures on December 16, 1994, were converted into 5,563,829 shares of Petrie's common stock. In connection with such conversions, unpaid interest of $4,731,000 at December 16, 1994 on the converted Debentures, net of related unamortized debt issuance and other conversion costs of $1,156,000, was credited to additional paid-in capital. The remaining $1,844,000 principal amount of Debentures were redeemed at a redemption price of $1,008 per $1,000 principal amount of Debentures, together with accrued and unpaid interest thereon.

5. INCOME TAXES

  Effective January 31, 1993, Petrie adopted SFAS No. 109, "Accounting for Income Taxes," resulting in the recording of a deferred tax benefit of $2,800,000, which amount represents the decrease in the net deferred tax liability as of such date. Such amount is included in the accompanying consolidated statement of operations for the fiscal year ended January 29, 1994 as "Cumulative effect of changes in accounting for investments and income taxes, net." The effect of this change on the fiscal year 1994 loss from discontinued operations before cumulative effect of changes in accounting principles was not material.

  At the Succession Date, and as a result of the Succession, Petrie ceased to be a taxable entity. As a result, during the period ended January 22, 1996, the remaining deferred income tax liability was reversed. The income tax benefit of $113,834,000 for the period ended January 22, 1996 results from such reversal. Subsequent to January 22, 1996, the Liquidating Trust, as successor to Petrie, is a complete pass-through entity for federal income taxes and, accordingly, is not itself subject to federal income tax.

  The income tax benefit for continuing operations is as follows:

                                                               YEARS ENDED
                                                         -----------------------
                                                         JANUARY 28, JANUARY 29,
                                                            1995        1994
                                                         ----------- -----------
                                                             (IN THOUSANDS)
Current:
  Federal...............................................   $1,114      $1,510
Deferred:
  Federal...............................................                2,013
                                                           ------      ------
                                                           $1,114      $3,523
                                                           ======      ======

                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

  A reconciliation of the benefit for income taxes and the amount computed by applying the statutory federal income tax rate to the loss from continuing operations before income taxes is as follows:

                                                               YEARS ENDED
                                                         -----------------------
                                                         JANUARY 28, JANUARY 29,
                                                            1995        1994
                                                         ----------- -----------
                                                             (IN THOUSANDS)
Tax benefit computed at federal statutory rate..........   $2,632      $3,523
Unpaid interest accrued on Debentures...................    1,518
                                                           ------      ------
Total...................................................   $1,114      $3,523
                                                           ======      ======

  The deferred tax liability at January 28, 1995 relates to deferred taxes provided for Petrie's investments in common stock.

6. COMMITMENTS AND CONTINGENCIES

  As successor to Petrie, the Liquidating Trust has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to (i) guarantees of certain retail store leases, expiring at various times through 2011 to which Petrie Retail or an affiliate thereof is a party, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail fails to perform; (ii) Petrie's agreement with Petrie Retail to indemnify it for certain liabilities relating to Petrie Retail's withdrawal from the United Auto Workers District 65 Security Plan Pension Fund (the "Multiemployer Plan"), and (iii) an ongoing dispute with the IRS relating to the manner in which Petrie computed the basis of shares of Toys "R" Us common stock transferred in connection with the exchange of certain of Petrie's exchangeable subordinated debentures in fiscal year 1989. The Liquidating Trust accrues liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters. At January 22, 1996 and January 28, 1995, the Liquidating Trust, as successor to Petrie, has accrued approximately $33,000,000 and $7,000,000, respectively, for contingent liabilities. As the scope of these liabilities becomes better defined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition or liquidity.

  On October 12, 1995, Petrie Retail filed a voluntary petition for bankruptcy protection, under Chapter 11 of the Federal Bankruptcy Code, with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). As a result of its bankruptcy filing, Petrie Retail has failed to perform or make payment with respect to certain of the Assumed Obligations, including, but not limited to, Assumed Obligations relating to store leases to which Petrie Retail or an affiliate thereof is a party, employment agreements and state taxes. Accordingly, the Liquidating Trust may be required to make payments in respect of certain of the Assumed Obligations. The Liquidating Trust intends to file a claim in bankruptcy against Petrie Retail in respect of any such payments. Additionally, the Liquidating Trust intends to assert a right of setoff in respect of any such payments against any claims Petrie Retail and its affiliates may have against Petrie. The Liquidating Trust is unable to predict the timing or probability of the collection of these claims against Petrie Retail.

  Since filing its petition for bankruptcy protection, Petrie Retail has closed approximately 370 of the roughly 1600 stores it operated prior to filing the petition of the 370 closed stores, 235 relate to rejected leases and the remainder generally were expired or were terminated by mutual landlord and tenant consent. The Liquidating Trust, as successor to Petrie, is a guarantor of approximately 35 of the rejected leases and its aggregate

                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED) guarantee liability on those leases is approximately $15 million, which the Liquidating Trust, as successor to Petrie, has accrued as corporate overhead in the accompanying financial statements at January 22, 1996. The Liquidating Trust's liability will be reduced by, among other things, the extent to which new rent-paying tenants are found for the closed stores.

  The Liquidating Trust is not aware of any plans that Petrie Retail may have to close additional stores; however, no assurance can be given that Petrie Retail will not close additional stores for which the Liquidating Trust, as successor to Petrie, has guarantee liability. Based on information contained in motions currently pending before the Bankruptcy Court, Petrie Retail is subject to the following deadlines with respect to the assumption or rejection of the approximately 1244 leases to which Petrie Retail or an affiliate thereof is currently a party: May 1, 1996 (with respect to 466 leases), August 14, 1996 (with respect to 68 leases) and the date of confirmation of Petrie Retail's bankruptcy reorganization plan (with respect to 710 leases). Additionally, Petrie Retail currently has a motion pending before the Bankruptcy Court to extend the May 1 deadline for the assumption or rejection of all leases subject to such deadline until August 14, 1996. If Petrie Retail were to close every store for which the Liquidating Trust, as successor to Petrie, believes it has liability as a lease guarantor, giving effect all the lease guarantee releases executed by landlords and assuming that no mitigation or defense were successful, the Liquidating Trust's theoretical exposure relating to such leases, without giving effect to any present value discount, would be approximately $100 million (including the $15 million accrued as corporate overhead at January 22, 1996), with approximately $16 million remaining due in the year ending December 31, 1996, approximately $18 million due in 1997, approximately $16 million due in 1998 and approximately $50 million due thereafter. As discussed below, landlords under leases relating to approximately 146 stores operated by Petrie Retail or an affiliate thereof have alleged in court filings that the Liquidating Trust, as successor to Petrie, has liability as a guarantor of certain leases notwithstanding Petrie's receipt from these landlords of releases of guarantees with respect to such leases. Based on these court filings, such alleged guarantor liability represents approximately $85 million in future lease payments, without giving effect to any present value discount and assuming that all of the approximately 146 stores which are the subject of these landlords' claims are closed and that the landlord in each case is unable to mitigate its damages. The Liquidating Trust believes it has substantial legal defenses to these landlords' claims and is vigorously contesting such claims. Although the Liquidating Trust considers it unlikely, a decision by a court in favor of these landlords could have a material adverse effect on the Liquidating Trust's liquidity and financial condition.

  In addition, since Petrie Retail's bankruptcy filing, a dispute has arisen between the Liquidating Trust, on the one hand, and Petrie Retail and its affiliates, on the other, as to whether the Liquidating Trust, as successor to Petrie, or Petrie Retail and its affiliates is responsible as guarantor of certain additional leases. The maximum theoretical exposure relating to such leases, based on the same assumptions set forth in the preceding paragraph and without giving effect to any present value discount, would be approximately $33 million, with approximately $3 million remaining due in the year ending December 31, 1996, approximately $5 million due in 1997, approximately $5 million due in 1998 and approximately $20 million due thereafter. To date, Petrie Retail has rejected three of such leases, representing approximately $2 million in potential liability.

  A significant number of the leases discussed above under which a landlord might claim that the Liquidating Trust, as successor to Petrie, has liability as a lease guarantor either expressly contain mitigation provisions or relate to property in states that imply such provisions as a matter of law. Mitigation generally requires, among other things, that a landlord of a closed store seek to reduce its damages, including by attempting to locate a new tenant.

  On October 23, 1995, Petrie Retail notified two former executives of Petrie and Petrie's President and Chief Executive Officer (two of whom are current directors of Petrie) that as a result of Petrie Retail's bankruptcy filing,

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of the retail operations. If the Liquidating Trust, as successor to Petrie, were held liable as the primary obligor under such employment agreements, assuming no requirement to mitigate and without giving effect to any present value discount, the potential liability to the Liquidating Trust would be approximately $3.0 million.

  On January 12, 1996, Petrie received a notice of final determination from the New Jersey Division of Taxation (the "Division of Taxation") of a liability for New Jersey corporate income tax in the aggregate amount (including interest) of approximately $3.1 million. The liability, which relates to Petrie's 1987, 1989, 1990, 1991, 1992 and 1993 tax years, was assumed by Petrie Retail in connection with the sale of Petrie's retail operations. In the event that Petrie Retail fails to make payment to the Division of Taxation with respect to this liability, and in order to preserve the parties' rights to contest the determination in the New Jersey Tax Court, the Liquidating Trust, as successor to Petrie, filed an appeal of the determination with the New Jersey Tax Court on April 11, 1996. The Division of Taxation is currently engaged in a tax amnesty program. If the Liquidating Trust were to participate and make payment by June 1, 1996, the Division of Taxation would forgive interest and the Liquidating Trust's ultimate tax liability would be reduced to approximately $1.6 million. Participating in the tax amnesty program would require that the Liquidating Trust waive its right to any administrative and/or judicial appeal of the determination. In the event that the Liquidating Trust does not participate in the tax amnesty program and is unsuccessful in its appeal of the Division of Taxation's determination, an additional penalty of approximately $79,000 would be added to the Liquidating Trust's liability.

  Effective January 31, 1995, Petrie Retail withdrew from the Multiemployer Plan. Due to underfunding of the Multiemployer Plan, Petrie Retail and its affiliates have incurred withdrawal liability under the Employee Retirement Income Security Act of 1974, as amended. Based upon preliminary discussions with the administrators and trustees of the Multiemployer Plan, the Liquidating Trust believes that the withdrawal liability allocated to Petrie Retail and its affiliates, as a result of the withdrawal, will be approximately $12 million, with an additional liability allocated to Petrie Retail and its affiliates of approximately $3 million attributable to the Multiemployer Plan's failure to meet certain Internal Revenue Code minimum funding standards. In the event of a mass withdrawal by contributing employers from the Multiemployer Plan, the withdrawal liability allocated to Petrie Retail and its affiliates may be higher. Pursuant to the Stock Purchase Agreement, Petrie Retail and its affiliates are responsible for the first $10 million in withdrawal and related liabilities, with the next $50 million of such liabilities allocated 75 percent to the Liquidating Trust, as successor to Petrie, and 25 percent to Petrie Retail and its affiliates. It is unclear what effect, if any, Petrie Retail's bankruptcy filing may have upon the timing and amount of any payments the Liquidating Trust may be required to make under the agreement with respect to the Multiemployer Plan, but in no event will the Liquidating Trust's maximum contractual liability be increased as a result of Petrie Retail's bankruptcy filing.

  Upon audit, the agent examining Petrie's tax return for its fiscal year ended January 28, 1989 raised an issue regarding the manner pursuant to which Petrie computed the basis of its Toys Common Stock disposed of in connection with the exchange of certain of its exchangeable subordinated debentures. The examining agent has proposed an adjustment to Petrie's taxable income which would result in an additional federal tax liability, including interest, of approximately $53 million. The Liquidating Trust, as successor to Petrie, is contesting the agent's proposed adjustment in administrative proceedings. If the Liquidating Trust and the IRS are unable to resolve this matter in administrative proceedings, the Liquidating Trust intends to litigate its position. The Liquidating Trust believes that the agent's proposed adjustment is incorrect as a matter of law. Depending on how and when this issue is resolved with the IRS, there also may be due state and local taxes (and interest thereon).

  The Liquidating Trust believes that adequate accruals have been established in the accompanying financial statements to provide for any losses that may be incurred with respect to the aforementioned contingencies.

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

  Set forth below are the principal suits to which Petrie and the Liquidating Trust, as successor to Petrie, are defendants.

  Petrie, its directors and certain former members of its senior management were the named defendants in a consolidated class action brought on June 20, 1994 on behalf of Petrie's shareholders. The plaintiffs in the action, which was consolidated in New York State Supreme Court, alleged that (i) Petrie's directors violated their fiduciary duties of loyalty and fair dealing by exclusively negotiating with PS Stores for the sale of Petrie's retail operations, (ii) Petrie's directors failed to adequately explore third-party interest and thus did not maximize shareholder value and (iii) PS Stores was in possession of non-public information that allowed it to purchase the retail operations at an inadequate price. The plaintiffs sought, among other things,
(i) a declaratory judgment that the individual defendants breached their fiduciary duties and (ii) the recovery of unspecified damages. On August 22, 1995, Petrie filed a motion to dismiss the consolidated amended complaint and on March 29, 1996 the court granted the motion to dismiss with prejudice. Plaintiffs have until May 20, 1996 to file a notice of appeal with the Appellate Division of New York State Supreme Court.

  A complaint was filed in the United States District Court for the Southern District of Texas on October 31, 1995, as amended on January 24, 1996, against Petrie by the landlord for two retail stores which had been operated by an affiliate of Petrie Retail prior to Petrie Retail's rejection of the underlying leases in U.S. Bankruptcy Court. The complaint alleges that, in light of Petrie Retail's failure to perform its obligations under these leases, Petrie has liability as a guarantor for the amounts due under these two leases notwithstanding that Petrie was released as a guarantor upon the execution and delivery of substitute guarantees by Petrie Retail. The complaint further alleges, among other things, that (a) at the time of delivery of its substitute guarantees, Petrie Retail failed to have a net worth of more than $150,000,000, a condition precedent to the release of Petrie from its obligations as a guarantor; (b) Petrie breached its representations and warranties that Petrie Retail would have the requisite net worth; (c) in making the representations and warranties regarding Petrie Retail's net worth, Petrie acted fraudulently; and (d) in making the representations and warranties regarding Petrie Retail's net worth, Petrie acted negligently. The complaint, as amended, seeks (i) back rent and expenses not paid with respect to the two store leases and (ii) a declaration that the Liquidating Trust, as successor to Petrie, is liable as guarantor for all future lease payments, and related costs, interest and expenses, due under the leases. Petrie answered the amended complaint denying liability and contending that, upon Petrie's delivery of Petrie Retail's substitute guarantees, Petrie was released from any guarantor liability. The parties are presently in discovery and trial has been scheduled for March 1997. While no assurance can be given, the Liquidating Trust believes that it has meritorious defenses to this action and will defend itself vigorously.

  On January 17, 1996, a complaint was filed in New Jersey Superior Court against Petrie and the Liquidating Trustees by a landlord and certain of its affiliates seeking injunctive relief and unspecified compensatory and punitive damages for breach of contract, fraud and negligent misrepresentation with respect to two office leases and three store leases under which the plaintiffs allege that (i) Petrie Retail has failed to perform and (ii) Petrie has liability as the lessee or guarantor. The alleged guarantor liability relates to approximately $18.4 million in future lease payments, without giving effect to any present value discount and assuming that all five leases which are the subject of the complaint are rejected and further assuming that the landlord in each case is unable to mitigate its damages. The full $18.4 million has been included in Petrie's previous estimates of its contingent lease liability. To date, none of the five leases has been rejected by Petrie Retail. On January 17, 1996, the plaintiffs were granted an ex parte temporary restraining order prohibiting Petrie from making any and all distributions and/or transfers. On January 19, 1996, the court, upon the consent of the parties, entered an order allowing Petrie to transfer all of its assets and liabilities to the Liquidating Trust. On February 2, 1996, the temporary restraining order was, upon the consent of the parties, modified and continued. As modified, the order permits the Liquidating Trust to transact business in the ordinary course. The parties are currently attempting to negotiate a settlement.

                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

  On February 7, 1996, a complaint was filed in New York State Supreme Court against Petrie, the Liquidating Trust and the Liquidating Trust's trustees by five landlords and certain of their affiliates seeking declaratory relief and unspecified damages for breach of contract and fraud with respect to 146 store leases. The complaint alleges that the Liquidating Trust, as successor to Petrie, has liability as a guarantor of certain of these leases notwithstanding Petrie's receipt from these landlords of releases with respect to substantially all of the purported lease guarantees. The complaint (i) alleges, among other things, that the Liquidating Trust is liable for back rent and expenses not paid in respect of such leases by Petrie Retail or an affiliate thereof, as tenant under the leases, and (ii) seeks a declaration that the Liquidating Trust is liable as guarantor for all future lease payments and related costs and expenses due under the leases. According to the plaintiffs, such alleged guarantor liability relates to approximately $85 million in future lease payments, without giving effect to any present value discount and assuming all of the 146 stores which are the subject of the complaint are closed and that the landlord in each case is unable to mitigate its damages. Approximately $2 million of this total relates to unreleased guarantees which have been included in Petrie's previous estimates of its contingent lease liability. To date, 19 of the 146 leases, representing approximately $9.6 million in future lease payments, based on the plaintiffs' liability estimates and without giving effect to any present value discount or mitigation, have been rejected by Petrie Retail. On March 11, 1996, the defendants filed a motion to dismiss the complaint. Plaintiffs' responsive papers to the motion to dismiss are due by April 19, 1996 and the defendants' reply papers are due by May 10, 1996. While no assurance can be given, the defendants believe that they have meritorious defenses to this action and will defend themselves vigorously.

7. RESTRUCTURING CHARGE

  In May 1993, Petrie adopted a restructuring plan, pursuant to which management identified approximately 290 stores it expected to close. In fiscal year 1994, Petrie recorded a restructuring charge amounting to $35,000,000 which related primarily to the write-down of property and equipment (approximately $27,600,000) and lease settlements (approximately $3,700,000) associated with these expected store closings, with the balance representing severance payments.

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

8. QUARTERLY FINANCIAL DATA (UNAUDITED)

  Summarized quarterly financial data for the period ended January 22, 1996 and the fiscal year ended January 28, 1995 are as follows:

  Period ended January 22, 1996:

                                            QUARTER
                              -----------------------------------------------
                                FIRST        SECOND       THIRD       FOURTH
                              ---------     --------    ---------     -------
                                (IN THOUSANDS, EXCEPT PER SHARE
                                            AMOUNTS)
Net Income (Loss)...........  $(130,265)(1) $ 28,750(2) $ (73,471)(3) $20,709(4)
                              =========     ========    =========     =======
Net Income (Loss) Per Share.  $   (2.49)    $    .55    $   (1.40)    $   .39
                              =========     ========    =========     =======
  Fiscal Year ended January
  28, 1995:
                                            QUARTER
                              -----------------------------------------------
                                FIRST        SECOND       THIRD       FOURTH
                              ---------     --------    ---------     -------
                                (IN THOUSANDS, EXCEPT PER SHARE
                                            AMOUNTS)
Loss from continuing
operations..................  $  (1,510)    $ (1,509)   $  (2,492)    $(1,117)
Income (loss) from
discontinued operations.....      2,412      (13,336)    (391,079)     (8,024)
                              ---------     --------    ---------     -------
Net income (loss)...........  $     902     $(14,845)   $(393,571)    $(9,141)
                              =========     ========    =========     =======
Income (loss) per share:
Loss from continuing
operations..................  $    (.03)    $   (.03)   $    (.05)    $  (.02)
Income (loss) from
discontinued operations.....        .05         (.29)       (8.36)       (.16)
                              ---------     --------    ---------     -------
Net income (loss)...........  $     .02     $   (.32)   $   (8.41)(5) $  (.18)
                              =========     ========    =========     =======

- --------
(1) The first quarter of the period ended January 22, 1996 includes an unrealized loss related to a decline in the market price of Toys "R" Us common stock of $214,234,000 offset by a related reduction in the deferred tax liability of $85,693,000.
(2) The second quarter of the period ended January 22, 1996 includes net realized and unrealized gains of $51,118,000 with respect to the Toys "R" Us common stock offset by income tax expenses of $21,707,000.
(3) The third quarter of the period ended January 22, 1996 includes net realized and unrealized losses on the Toys "R" Us common stock of $78,051,000 offset by a related reduction in the deferred tax liability of $21,970,000. Additionally, $15,000,000 was accrued for lease guarantees related to stores closed by Petrie Retail as a result of Petrie Retail's bankruptcy and $2,000,000 was accrued for certain other contractual obligations defaulted upon by Petrie Retail with respect to which Petrie may be deemed to be the primary obligor.
(4) The fourth quarter of the period ended January 22, 1996 includes an income tax benefit of $27,878,000, net realized and unrealized losses on the Toys "R" Us common stock of $3,416,000 and an additional accrual of $3,000,000 for certain contractual obligations defaulted upon by Petrie Retail as a result of its bankruptcy with respect to which Petrie may be deemed to be the primary obligor.
(5) The third quarter of fiscal year 1995 includes a loss on disposal of discontinued operations of $358,368,000, or $7.66 per share, as a result of Petrie's sale of its retail operations.

                                                                     SCHEDULE II

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                       VALUATION AND QUALIFYING ACCOUNTS

           FOR THE YEARS ENDED JANUARY 28, 1995 AND JANUARY 29, 1994
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

- --------
*Write-offs of specific uncollectible accounts for the year ended January 28, 1995 include an adjustment due to the disposal of the retail operations. Column C (2) not applicable.

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                  EXHIBIT
  -------                                 -------
  2.1      Plan of Liquidation and Dissolution of Petrie (incorporated herein by reference to Exhibit 2.2 to the Liquidating Trust's Registration
           Statement on Form 8-B, filed with the Commission on December 19,
           1995).
  3.1      Agreement and Declaration of Trust, dated as of December 6, 1995, by and between Petrie and Joseph H. Flom, Stephanie R. Joseph, Bernard
           Petrie, Laurence A. Tisch and Raymond S. Troubh, as trustees (incor-
           porated herein by reference to Exhibit 3.1 to the Liquidating
           Trust's Registration Statement on Form 8-B, filed with the Commis-
           sion on December 19, 1995).
  3.2      Restated Certificate of Incorporation of Petrie, as amended.
  3.3      By-laws of Petrie, as amended (incorporated by reference to Exhibit
           3.2 to Petrie's Annual Report on Form 10-K for the fiscal year ended
           January 28, 1995).
 10.1      Acquisition Agreement, dated as of April 20, 1994, between Petrie and Toys "R" Us (incorporated herein by reference to Annex B to
           Petrie's Proxy Statement, dated as of November 3, 1994)
 10.2      Amendment No. 1 to the Acquisition Agreement, dated as of May 10,
           1994, between Petrie and Toys "R" Us (incorporated by reference to
           Annex B to Petrie's Proxy Statement, dated as of November 3, 1994).
 10.3      Stock Purchase Agreement, dated as of August 23, 1994, between
           Petrie and WP Investors (incorporated herein by reference to Annex A to Petrie's Proxy Statement, dated as of November 3, 1994).
 10.4      Amendment No. 1 to the Stock Purchase Agreement, dated as of Decem-
           ber 9, 1994, among WP Investors, PS Stores and Petrie (incorporated herein by reference to Annex A to Petrie's Proxy Statement, dated as of November 3, 1994).
 10.5      Assignment and Assumption Agreement, dated December 9, 1994, by and between Petrie and Petrie Retail (agreements of a substantially sim-
           ilar nature were entered into between Petrie and the following af-
           filiates of Petrie Retail on or about December 9, 1994: Franklin 203
           Corporation, G&G Shops of North Carolina, Inc., Hartfield Stores,
           Inc., Whitney Stores, Inc, Marianne Clearwater Corporation, Davids
           Woodbridge, Inc and Jean Nicole, Inc.).
 10.6      Cross-Indemnification and Procedure Agreement, dated as of December
           9, 1994, between PS Stores and Petrie (incorporated herein by refer-
           ence to Exhibit 10.5 to Petrie's Annual Report on Form 10-K for the
           fiscal year ended January 28, 1995).
 10.7      Buyer Indemnification Agreement, dated as of December 9, 1994, among
           Toys "R" Us, Petrie, PS Stores, Petrie Retail and all subsidiaries of PS Stores (incorporated herein by reference to Exhibit 10.6 to
           Petrie's Annual Report on Form 10-K for the fiscal year ended Janu-
           ary 28, 1995).
 10.8      Seller Indemnification Agreement, dated as of December 9, 1994, among Toys "R" Us, Petrie, PS Stores, Petrie Retail and all subsidi-
           aries of PS Stores (incorporated herein by reference to Exhibit 10.7 to Petrie's Annual Report on Form 10-K for the fiscal year ended
           January 28, 1995).
 10.9      Side Letter Agreement, dated as of January 24, 1995, between Petrie and Toys "R" Us (incorporated herein by reference to Exhibit 10.3 to
           Petrie's Current Report on Form 8-K, dated as of January 24, 1995).
 10.10     Escrow Agreement, dated as of January 24, 1995, between Petrie and
           Custodial Trust Company (incorporated herein by reference to Exhibit
           10.1 to Petrie's Current Report on Form 8-K, dated as of January 24,
           1995).
 10.11     Amended and Restated Cash Collateral Agreement, dated as of December
           9, 1994 as amended as of January 24, 1995 and as of December 19,
           1995, among Petrie, Custodial Trust Company as Collateral Agent, PS
           Stores and certain subsidiaries and directors thereof (incorporated herein by reference to Exhibit 10.1 to Petrie's Current Report on
           Form 8-K, dated as of December 26, 1995).
 16.1      Letter from David Berdon, dated as of November 17, 1994 (incorpo-
           rated herein by reference to Exhibit 10.1 to Petrie's Current Report on Form 8-K, dated as of November 17, 1994).
 27        Financial Data Schedule.