Form 10-Q
period 1996-03-31
PETRIE STORES LIQUIDATING TRUST
filed 1996-05-15
CIK 77808

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                     FORM 10-Q
                                 QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


   FOR THE PERIOD ENDED MARCH 31, 1996         COMMISSION FILE NUMBER:  0-3777

                       PETRIE STORES LIQUIDATING TRUST
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          NEW YORK                                       22-6679945
          (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

          70 ENTERPRISE AVENUE
          SECAUCUS, NEW JERSEY                          07094
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

          REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (201) 422-0496

          FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF
          CHANGED SINCE LAST REPORT:

               The Petrie Stores Liquidating Trust, which has a calendar year as its fiscal year, is the successor to Petrie Stores Corporation which had a fiscal year that ended on the Saturday nearest to January 31.

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
               Yes:   X  No:

          Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of May 13, 1996, there were 52,350,238 Units of Beneficial Interest outstanding; and the aggregate market value of the Units of Beneficial Interest held by nonaffiliates was $71,097,676, based upon the average of the closing bid and asked prices on May 13, 1996 of $2.9375 per Unit of Beneficial Interest (as quoted on the OTC Bulletin Board).


                       PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

                           INDEX TO FORM 10-Q

          PART I - FINANCIAL INFORMATION
                                                               Page
          Item 1.  Financial Statements (unaudited)
                   Statements of Net Assets in Liquidation
                        - March 31, 1996 and January 22,
                        1996  . . . . . . . . . . . . . . . . .   2
                   Statements of Changes in Net Assets in
                        Liquidation - For the Period from
                        January 23, 1996 through March 31,
                        1996 and for the Three Months
                        Ended April 29, 1995  . . . . . . . . .   3
                   Notes to Financial Statements . . . . . . .    4
          Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                   Operations . . . . . . . . . . . . . . . . .  12

          PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings  . . . . . . . . . . . . .  18
          Item 6.  Exhibits and Reports on Form 8-K . . . . . .  18


                          PETRIE STORES LIQUIDATING TRUST
                     (SUCCESSOR TO PETRIE STORES CORPORATION)

                     STATEMENTS OF NET ASSETS IN LIQUIDATION

                                 (IN THOUSANDS)

                                                   March 31,     January 22,
                                                     1996           1996
                                                  (Unaudited)   (Predecessor)
                                                  ___________   _____________
      Assets
      Cash and cash equivalents                    $ 64,066       $ 63,647
      Cash and cash equivalents held in escrow       68,121         67,470
      Investments in common stock (including
        3,493,450 shares of Toys "R" Us
        common stock held in escrow)                136,501        106,799
                                                   --------       --------
      Total assets                                  268,688        237,916

      Liabilities
      Accrued expenses and other liabilities         36,147         35,322
                                                   --------       --------
      Total liabilities                              36,147         35,322

      Commitments and contingencies
                                                   --------       --------
      Net assets in liquidation                    $232,541       $202,594
                                                   ========       ========

     See accompanying notes.


                         PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                  (UNAUDITED)
             (IN THOUSANDS, EXCEPT PER UNIT AND PER SHARE AMOUNTS)

                                       For the Period
                                           from             Three Months
                                      January 23, 1996         Ended
                                     through March 31,     April 29, 1995
                                            1996            (Predecessor)
                                      ----------------     --------------

       Net assets in liquidation at
       beginning of period            $   202,594           $   836,470
                                      -------------         ------------

       Investment income                    1,261                   164
       Corporate overhead                  (1,016)               (1,888)
       Unrealized gain (loss)
         on Toys "R" Us common
         stock                             29,702              (214,234)
                                      -------------         ------------
       Income (loss) before income
         tax benefit                       29,947              (215,958)


       Income tax benefit                                        85,693
                                      -------------         ------------
       Net income (loss) for the
         period                            29,947              (130,265)

       Distributions of 26,173,718
         shares of Toys "R" Us common
         stock, net of related
         deferred taxes                                        (394,409)
                                      ------------          ------------
       Increase (decrease) in net
         assets                            29,947              (524,674)
                                      -----------           ------------
       Net assets in liquidation at
         end of period                $   232,541           $   311,796
                                      ===========           ============

       Net income (loss) per unit
         or share                     $       .57                 (2.49)
                                      ===========           ============

       Weighted average number of
         units or shares                   52,350                52,350
                                      ===========           ===========

     See accompanying notes.


                       PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS

                                 (UNAUDITED)

                                MARCH 31, 1996

     1.   INTERIM REPORTING

          The accompanying unaudited financial statements of the Petrie Stores Liquidating Trust (the "Liquidating Trust") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the in-structions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles
     for complete financial statements.   In the opinion of the
     Liquidating Trust, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended March 31, 1996 are not necessarily indicative of the results that may be expect-
     ed for the current fiscal year.   For further information,
     reference is made to the financial statements and footnotes thereto included in the Liquidating Trust's Annual Report on Form 10-K for the period ended January 22, 1996.

     2.   BASIS OF PRESENTATION

          The Liquidating Trust is the successor to Petrie Stores Corporation ("Petrie"). Prior to December 9, 1994, Petrie operated a chain of retail stores that specialized in women's apparel and were located throughout the United States (including
     Puerto Rico and the U.S. Virgin Islands).   At Petrie's Annual
     Meeting, held on December 6, 1994,  Petrie's shareholders ap-
     proved the sale of Petrie's retail operations (the "Sale").   On
     December 9, 1995, pursuant to a Stock Purchase Agreement, dated as of August 23, 1994 and amended as of November 3, 1994 (the "Retail Operations Stock Purchase Agreement"), PS Stores Acquisi-tion Corporation ("PS Stores") purchased all of the stock of Petrie Retail, Inc., a former subsidiary of Petrie to which all of Petrie's retail operations had been transferred ("Petrie Retail"). At Petrie's Reconvened Annual Meeting, held on January 24, 1995, Petrie's shareholders approved (i) an exchange of shares of Toys "R" Us, Inc. ("Toys 'R' Us") common stock ("Toys Common Stock") with Toys "R" Us (Note 3) and (ii) the liquidation and dissolution of Petrie pursuant to a plan of liquidation and dissolution (the "Plan of Liquidation").

          Pursuant to the Plan of Liquidation, and the Agreement and Declaration of Trust, dated as of December 6, 1995 (the "Liqui-dating Trust Agreement"), between Petrie and the trustees named therein (the "Liquidating Trustees"), effective as of the close of business on January 22, 1996 (the "Succession Date"), Petrie transferred its remaining assets (then consisting of approximate-ly $131 million in cash and cash equivalents and 5,055,576 shares of Toys Common Stock) to, and its remaining fixed and contingent liabilities were assumed by (the "Succession"), the Liquidating Trust.

          Beginning with the period ending December 31, 1996, the Liquidating Trust has adopted the calendar year as its fiscal year. A liquidation basis of accounting was implemented as of January 28, 1995. The statements of net assets in liquidation at March 31, 1996 and January 22, 1996 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

          At the Succession Date, and as a result of the Succession, Petrie ceased to be a taxable entity. The Liquidating Trust is a complete pass-through entity for federal income taxes and, accordingly, is not itself subject to income tax. Instead, each holder of Units of Beneficial Interest in the Liquidating Trust is required to take into account, in accordance with such holder's method of accounting, his pro rata share of the Liqui-dating Trust's items of income, gain, loss, deduction or credit, regardless of the amount or timing of distributions to such holder.

     3.   INVESTMENTS IN COMMON STOCK

          The Liquidating Trust's investments in common stock consist of shares, which are carried at market value, of Toys "R" Us, a chain of specialty retail stores principally engaged in the sale of toys and children's clothing in the United States and abroad.

          On January 24, 1995, pursuant to the terms of an Acquisition Agreement dated as of April 20, 1994, and amended as of May 10, 1994 (the "Toys Acquisition Agreement"), between Petrie and Toys "R" Us, Petrie exchanged (the "Exchange") with Toys "R" Us all of its shares of Toys Common Stock (39,853,403 shares), plus $165 million in cash, for 42,076,420 shares of Toys Common Stock (approximately 15.0% of the outstanding Toys Common Stock at January 28, 1995). In accordance with the Toys Acquisition Agreement, the number of shares of Toys Common Stock received by Petrie in the Exchange was approximately 3.3 million shares less than the sum of the number of shares transferred by Petrie plus the number of shares purchased with the $165 million cash pay-ment. The market value of these 3.3 million shares retained by Toys "R" Us was approximately $100 million at January 28, 1995.

          Simultaneously with the closing of the Exchange, Petrie placed 3,493,450 shares of its Toys Common Stock into an escrow account (the "Escrow Account") pursuant to the terms of an escrow agreement, dated as of January 24, 1995, between Petrie and Custodial Trust Company, as Escrow Agent (the "Escrow Agree-ment"). The shares of Toys Common Stock placed into the Escrow Account pursuant to the Escrow Agreement secure the payment of certain obligations of the Liquidating Trust, as successor to Petrie, to Toys "R" Us arising (i) under (x) the Toys Acquisition Agreement, (y) the Seller Indemnification Agreement, dated as of December 9, 1994, among Petrie, Toys "R" Us, Petrie Retail, PS Stores, and certain subsidiaries of PS Stores and (z) the Retail Operations Stock Purchase Agreement, and (ii) otherwise.

          The assets of the Liquidating Trust are subject to the terms of a letter agreement, dated as of January 24, 1995, pursuant to which Petrie agreed with Toys "R" Us that, until such time as a hedge or similar arrangement is in place, Petrie will retain, either individually or in combination, (i) cash in an amount of at least $177.5 million (the "Reserved Amount") or (ii) shares of Toys Common Stock having a market value (as of January 20, 1995) of at least twice the Reserved Amount, to secure the payment of Petrie's contingent liabilities (Note 4). At March 31, 1996, the Liquidating Trust, as successor to Petrie, is required to retain a substantial portion of its (i) 5,055,576 shares of Toys Common Stock (including the 3,493,450 shares of Toys Common Stock held in the Escrow Account) and (ii) approximately $132 million in cash and cash equivalents.

          Petrie had also placed 3,200,082 shares of Toys Common Stock in a collateral account (the "Collateral Account") pursuant to the terms of an Amended and Restated Cash Collateral and Pledge Agreement, dated as of December 9, 1994 and amended as of January 24, 1995, among Petrie, PS Stores, certain subsidiaries of PS Stores, and Custodial Trust Company, as Collateral Agent (the "Amended and Restated Cash Collateral Agreement"). On December 19, 1995, the Amended and Restated Cash Collateral Agreement was further amended and restated and, pursuant thereto, the 3,200,082 shares of Toys Common Stock held in the Collateral Account were released to Petrie in exchange for Petrie's deposit of $67.5 million in cash equivalents into the Collateral Account. The cash equivalents placed in the Collateral Account pursuant to the Amended and Restated Cash Collateral Agreement secure the payment of certain obligations of the Liquidating Trust, as successor to Petrie, to PS Stores arising under (i) the Retail Operations Stock Purchase Agreement and (ii) the Cross-Indemnification and Procedure Agreement, dated as of December 9, 1994, between Petrie and PS Stores (Note 4).

          The price per share of Toys Common Stock, as reported on the New York Stock Exchange Composite Tape, increased from $21 1/8 per share at January 22, 1996 to $29 1/2 per share at May 13, 1996.

     4.   COMMITMENTS AND CONTINGENCIES

          As successor to Petrie, the Liquidating Trust has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to
     (i) guarantees of certain retail store leases, expiring at various times through 2011 to which Petrie Retail or an affiliate thereof is a party, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail fails to perform; (ii) Petrie's agreement with Petrie Retail to indemnify it for certain liabilities relating to Petrie Retail's withdrawal from the United Auto Workers District 65 Security Plan Pension Fund (the "Multiemployer Plan"), and (iii) an ongoing dispute with the Internal Revenue Service (the "IRS") relating to the manner in which Petrie computed the basis of shares of Toys Common Stock transferred in connection with the exchange of certain of Petrie's exchangeable subordinated debentures in fiscal year 1989. The Liquidating Trust accrues liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters. At March 31, 1996 and January 22, 1996, the Liquidating Trust, as successor to Petrie, has accrued approximately $33 million for contingent liabilities. As the scope of these liabilities becomes better defined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition or liquidity.

          On October 12, 1995, Petrie Retail filed a voluntary peti-tion for bankruptcy protection, under Chapter 11 of the Federal Bankruptcy Code, with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). As a result of its bankruptcy filing, Petrie Retail has failed to perform or make payment with respect to certain of the Assumed Obligations, including, but not limited to, Assumed Obligations relating to store leases to which Petrie Retail or an affiliate thereof is a party, employment agreements and state taxes. Accordingly, the Liquidating Trust may be required to make payments in respect of certain of the Assumed Obligations. The Liquidating Trust intends to file a claim in the Bankruptcy Court against Petrie Retail in respect of any such payments. Addition-ally, the Liquidating Trust intends to assert a right of setoff in respect of any such payments against any claims Petrie Retail and its affiliates may have against Petrie. The Liquidating Trust is unable to predict the timing or probability of the collection of these claims against Petrie Retail.

          Since filing its petition for bankruptcy protection, Petrie Retail has closed approximately 375 of the roughly 1600 stores it operated prior to filing the petition. Of the 375 closed stores, 240 relate to rejected leases and the remainder of the leases generally had expired or were terminated by mutual landlord and tenant consent. The Liquidating Trust, as successor to Petrie, is a guarantor of approximately 35 of the rejected leases and its aggregate guarantee liability on those leases is approximately $15 million, which the Liquidating Trust, as successor to Petrie, has included in accrued expenses and other liabilities in the accompanying financial statements at March 31, 1996. The Liqui-dating Trust's lease guarantee liability will be reduced by, among other things, the extent to which new rent-paying tenants are found for the closed stores.

          Additionally, on May 7, 1996, Petrie Retail filed a motion with the Bankruptcy Court to conduct going-out-of-business sales at 226 stores and indicated, without identifying the relevant leases, that it intended to close 12 additional stores where the leases have expired or are scheduled to expire in the near future. The Liquidating Trust, as successor to Petrie, is a guarantor of approximately 35 of these leases. If Petrie Retail were to close all 35 of the stores under such leases, the Liqui-dating Trust's aggregate guarantee liability on these leases would be approximately $13 million, which amount had been includ-ed in the Liquidating Trust's previous estimates of its contin-gent liabilities.

          No assurance can be given as to how many additional stores Petrie Retail will close for which the Liquidating Trust, as
     successor to Petrie, has guarantee liability.   If Petrie Retail
     were to close every store for which the Liquidating Trust, as successor to Petrie, believes it has liability as a lease guaran-tor, giving effect to all the lease guarantee releases executed by landlords and assuming that no mitigation or defense were successful, the Liquidating Trust's theoretical exposure relating to such leases, without giving effect to any present value discount, would be approximately $100 million, with approximately $16 million remaining due in the year ending December 31, 1996, approximately $18 million due in 1997, approximately $16 million due in 1998 and approximately $50 million due thereafter. As discussed below, landlords under leases relating to approximately 146 stores operated by Petrie Retail or an affiliate thereof have alleged in a complaint that the Liquidating Trust, as successor to Petrie, has liability as a guarantor of certain leases not-withstanding Petrie's receipt from these landlords of releases of guarantees with respect to such leases. Based on the complaint, such alleged guarantor liability represents approximately $85 million in lease payments, without giving effect to any present value discount or rental payments made by Petrie Retail since the complaint was filed and assuming that all of the approximately 146 stores which are the subject of these landlords' claims are closed and that the landlord in each case is unable to mitigate its damages. The Liquidating Trust believes it has substantial legal defenses to these landlords' claims and is vigorously contesting such claims. Although the Liquidating Trust considers it unlikely, a decision by a court in favor of these landlords could have a material adverse effect on the Liquidating Trust's liquidity and financial condition.

          In addition, since Petrie Retail's bankruptcy filing, a dispute has arisen between the Liquidating Trust, on the one hand, and Petrie Retail and its affiliates, on the other, as to whether the Liquidating Trust, as successor to Petrie, or Petrie Retail and its affiliates is responsible as guarantor of certain additional leases. The maximum theoretical exposure relating to such leases, based on the same assumptions set forth in the preceding paragraph and without giving effect to any present value discount, would be approximately $33 million, with approxi-mately $3 million remaining due in the year ending December 31, 1996, approximately $5 million due in 1997, approximately $5 million due in 1998 and approximately $20 million due thereafter. To date, Petrie Retail has rejected three of such leases, repre-senting approximately $2 million in potential liability. Addi-tionally, eleven of these leases, representing approximately $8 million in potential liability, are the subject of Petrie Retail's May 7, 1996 motion to conduct going-out-of-business sales at 226 stores.

           The Liquidating Trust's lease exposure calculations reflect the estimated sum of all base rent and additional rent (such as taxes and common area charges) due under a lease through the end of the current lease term, but do not reflect potential penal-ties, interest and other charges to which a landlord may be entitled. Such additional charges (which may in part be unen-forceable) are not expected to materially increase the Liquidat-ing Trust's lease guarantee liability.

          A significant number of leases discussed above under which a landlord might claim that the Liquidating Trust, as successor to Petrie, has liability as a lease guarantor either expressly contain mitigation provisions or relate to property in states that imply such provisions as a matter of law. Mitigation generally requires, among other things, that a landlord of a closed store seek to reduce its damages, including by attempting to locate a new tenant.

          On October 23, 1995, Petrie Retail notified two former executives of Petrie (one of whom is a current director of Petrie) and Petrie's President and Chief Executive Officer (who is also a current director of Petrie) that as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of the retail operations. On April 25, 1996, the Liquidating Trust, while preserving its rights against Petrie Retail, entered into settlement agreements with one of the former executives and Petrie's President and Chief Executive Officer. Pursuant to the settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under their respective agreements with Petrie. The total cost of the settlement to the Liquidating Trust was approx-imately $2.9 million (accrued for at January 22, 1996) of which approximately $2.0 million has been paid.

          On January 12, 1996, Petrie received a notice of final determination from the New Jersey Division of Taxation of a liability for New Jersey corporate income tax in the aggregate amount (including interest) of approximately $3.1 million. The liability, which relates to Petrie's 1987, 1989, 1990, 1991, 1992 and 1993 tax years, was assumed by Petrie Retail in connection
     with the Sale.   Additionally, the Liquidating Trust, as succes-
     sor to Petrie, has been assessed approximately $270,000 (exclud-ing interest) in sales and use taxes for the years 1989 through
     1995.   The Division of Taxation is currently engaged in a tax
     amnesty program which provides for interest to be forgiven and future penalties to be avoided if payment is made by June 1, 1996 and the taxpayer waives its right to any administrative and/or judicial appeal of the determination. The Liquidating Trust, as successor to Petrie, has notified the Division of Taxation that it intends to participate in the tax amnesty program, pursuant to which its ultimate liability to the Division of Taxation, for corporate income and sales and use taxes, is expected to be approximately $1.2 million.

          Effective January 31, 1995, Petrie Retail withdrew from the Multiemployer Plan. Due to underfunding of the Multiemployer Plan, Petrie Retail and its affiliates have incurred liability under the Employee Retirement Income Security Act of 1974, as amended. Based upon preliminary discussions with the administra-tors and trustees of the Multiemployer Plan, the Liquidating Trust believes that the withdrawal liability allocated to Petrie Retail and its affiliates, as a result of the withdrawal, will be approximately $12 million, with an additional liability allocated to Petrie Retail and its affiliates of approximately $3 million attributable to the Multiemployer Plan's failure to meet certain Internal Revenue Code minimum funding standards. In the event of a mass withdrawal by contributing employers from the Multiemployer Plan, the withdrawal liability allocated to Petrie Retail and its affiliates may be higher. Pursuant to the Retail Operations Stock Purchase Agreement, Petrie Retail and its affiliates are responsible for the first $10 million in withdraw-al and related liabilities, with the next $50 million of such liabilities allocated 75 percent to the Liquidating Trust, as successor to Petrie, and 25 percent to Petrie Retail and its affiliates. It is unclear what effect, if any, Petrie Retail's bankruptcy filing may have upon the timing and amount of any payments the Liquidating Trust may be required to make under the agreement with respect to the Multiemployer Plan, but in no event does the Liquidating Trust believe that its maximum contractual liability will be increased as a result of Petrie Retail's bankruptcy filing.

          Upon audit, the agent examining Petrie's tax return for its fiscal year ended January 28, 1989 raised an issue regarding the manner pursuant to which Petrie computed the basis of its Toys Common Stock disposed of in connection with the exchange of certain of its exchangeable subordinated debentures. The examin-ing agent has proposed an adjustment to Petrie's taxable income which would result in an additional federal tax liability, including interest, of approximately $53 million. The Liquidat-ing Trust, as successor to Petrie, is contesting the agent's proposed adjustment in administrative proceedings. If the Liquidating Trust and the IRS are unable to resolve this matter in administrative proceedings, the Liquidating Trust intends to litigate its position. The Liquidating Trust believes that the agent's proposed adjustment is incorrect as a matter of law. Depending on how and when this issue is resolved with the IRS, there also may be due state and local taxes (and interest there-on).

          The Liquidating Trust believes that adequate accruals have been established in the accompanying financial statements to provide for any losses that may be incurred with respect to the aforementioned contingencies.

          Set forth below are the principal suits to which Petrie and the Liquidating Trust, as successor to Petrie, are defendants.

          Petrie, its directors and certain former members of its senior management were the named defendants in a consolidated class action brought on June 20, 1994 on behalf of Petrie's shareholders. The plaintiffs in the action, which was consoli-dated in New York Supreme Court, alleged that (i) Petrie's directors violated their fiduciary duties of loyalty and fair dealing by exclusively negotiating with PS Stores for the sale of Petrie's retail operations, (ii) Petrie's directors failed to adequately explore third-party interest and thus did not maximize shareholder value and (iii) PS Stores was in possession of non-public information that allowed it to purchase the retail opera-tions at an inadequate price. The plaintiffs sought, among other things, (i) a declaratory judgment that the individual defendants breached their fiduciary duties and (ii) the recovery of unspeci-fied damages. On August 22, 1995, Petrie filed a motion to dismiss the consolidated amended complaint and on March 29, 1996 the court granted the motion to dismiss with prejudice. Plain-tiffs have until May 20, 1996 to file a notice of appeal with the Appellate Division of New York State Supreme Court.

          A complaint was filed in the United States District Court for the Southern District of Texas on October 31, 1995, as amended on January 24, 1996, against Petrie by the landlord for two retail stores which had been operated by an affiliate of Petrie Retail prior to Petrie Retail's rejection of the underly-ing leases in the Bankruptcy Court. The complaint alleges that, in light of Petrie Retail's failure to perform its obligations under these leases, Petrie has liability as a guarantor for the amounts due under these two leases notwithstanding that Petrie was released as a guarantor upon the execution and delivery of substitute guarantees by Petrie Retail. The complaint further alleges, among other things, that (i) at the time of delivery of its substitute guarantees, Petrie Retail failed to have a net worth of more than $150 million, a condition precedent to the release of Petrie from its obligations as a guarantor; (ii) Petrie breached its representations and warranties that Petrie Retail would have the requisite net worth; (iii) in making the representations and warranties regarding Petrie Retail's net worth, Petrie acted fraudulently; and (iv) in making the repre-sentations and warranties regarding Petrie Retail's net worth, Petrie acted negligently. The complaint, as amended, seeks (i) back rent and expenses not paid with respect to the two store leases and (ii) a declaration that the Liquidating Trust, as successor to Petrie, is liable as guarantor for all future lease payments, and related costs, interest and expenses, due under the leases. Petrie answered the amended complaint denying liability and contending that, upon Petrie's delivery of Petrie Retail's substitute guarantees, Petrie was released from any guarantor liability. The parties are presently in discovery and trial has been scheduled for March 1997. While no assurance can be given, the Liquidating Trust believes that it has meritorious defenses to this action and will defend itself vigorously.

          On January 17, 1996, a complaint was filed in New Jersey Superior Court against Petrie and the Liquidating Trustees by a landlord and certain of its affiliates seeking injunctive relief and unspecified compensatory and punitive damages for breach of contract, fraud and negligent misrepresentation with respect to two office leases and three store leases under which the plain-tiffs allege that (i) Petrie Retail has failed to perform and
     (ii) Petrie has liability as the lessee or guarantor. The alleged guarantor liability relates to approximately $18.4 million in lease payments, without giving effect to any present value discount and assuming that all five leases which are the subject of the complaint are rejected and further assuming that the landlord in each case is unable to mitigate its damages. On April 23, 1996, the parties agreed to a settlement which resulted in the complaint being dismissed with prejudice. As a result of the settlement, the Liquidating Trust remains contingently liable for the $18.4 million in lease payments due under the five leases, which amount has been included in the Liquidating Trust's previous estimates of its contingent lease liability. To date, none of the five leases has been rejected by Petrie Retail.

          On February 7, 1996, a complaint was filed in New York State Supreme Court against Petrie, the Liquidating Trust and the Liquidating Trustees by five landlords and certain of their affiliates seeking declaratory relief and unspecified damages for breach of contract and fraud with respect to 146 store leases.
     The complaint alleges that the Liquidating Trust, as successor to Petrie, has liability as a guarantor of certain of these leases notwithstanding Petrie's receipt from these landlords of releases with respect to substantially all of the purported lease guaran-tees. The complaint (i) alleges, among other things, that the Liquidating Trust is liable for back rent and expenses not paid in respect of such leases by Petrie Retail or an affiliate thereof, as tenant under the leases, and (ii) seeks a declaration that the Liquidating Trust is liable as guarantor for all future lease payments and related costs and expenses due under the leases. According to the plaintiffs, such alleged guarantor liability relates to approximately $85 million in lease payments, without giving effect to any present value discount or rental payments made by Petrie Retail since the filing of the complaint, and assuming all of the 146 stores which are subject of the complaint are closed and that the landlord in each case is unable to mitigate its damages. Approximately $2 million of this total relates to unreleased guarantees which have been included in the Liquidating Trust's previous estimates of its contingent lease liability. To date, 19 of the 146 leases, representing approxi-mately $9.6 million in lease payments, based on the plaintiffs' liability estimates and without giving effect to any present value discount or mitigation, have been rejected by Petrie
     Retail.   An additional 19 of the 146 leases, representing approxi-
     mately $11.5 million in lease payments, based on the plaintiffs' liability estimates and without giving effect to any present value discount or mitigation, are the subject of Petrie Retail's May 7, 1996 motion to conduct going-out-of-business sales at 226 stores. On March 11, 1996, the defendants filed a motion to dismiss the complaint which is presently awaiting a decision.
     While no assurance can be given, the defendants believe that they have meritorious defenses to this action and will defend them-selves vigorously.

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following discussion should be read in conjunction with the Financial Statements and the Notes thereto provided herein.

          As previously disclosed, Petrie sold its retail operations to PS Stores on December 9, 1994, and on January 24, 1995 (the date on which Petrie's shareholders approved the Plan of Liquida-
     tion), Petrie commenced its liquidation. As a result, effective January 28, 1995, Petrie changed its basis of accounting from a going-concern basis to a liquidation basis. As soon as practica-ble, Petrie will file a Certificate of Dissolution with the Secretary of State of the State of New York and, following the receipt of all necessary consents, approvals and clearances, Petrie will dissolve. For financial statement purposes, the Liquidating Trust is deemed to be the successor to Petrie, and the results of operations of Petrie are presented in the finan-cial statements of the Liquidating Trust. Beginning with the year ending December 31, 1996, the Liquidating Trust has adopted the calendar year as its fiscal year.

     RESULTS OF OPERATIONS

          The Liquidating Trust's net income for the period from January 23, 1996 through March 31, 1996 was $29,947,000, as compared to a net loss of $130,265,000 incurred by Petrie for the three months ended April 29, 1995.

          As of May 13, 1996, the closing price per share of Toys Common Stock as reported on the New York Stock Exchange Composite Tape was 29 1/2 per share. In applying a liquidation basis of accounting, the Liquidating Trust has given effect in its results of operations to fluctuations in the market price of its Toys Common Stock, and has recorded an unrealized gain on the Toys Common Stock for the period ended March 31, 1996 of $29,702,000 as compared to an unrealized loss of $214,234,000 for the three months ended April 29, 1995.

          For the period ended March 31, 1996, the Liquidating Trust incurred corporate overhead of $1,016,000 compared with $1,888,000 for the three months ended April 29, 1995. The decrease in corporate overhead is primarily the result of the payment of $618,000 related to premiums for directors' and officers' liability insurance during the three months ended April 29, 1995. The premiums for the current year's directors' and officers' liability insurance was paid during the period ended January 22, 1996. In connection with the application of a liquidation basis of accounting, these premiums were expensed upon payment. Corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie including, but not limited to, legal fees, insurance, accounting fees, salaries, real estate advisory fees, transfer agent fees, print-ing and shareholder communications expenses and costs and expens-es that the Liquidating Trust may have incurred as a result of Petrie Retail's bankruptcy filing. The Liquidating Trust intends to file a claim against Petrie Retail in the Bankruptcy Court in respect of any payments which are made by the Liquidating Trust for obligations that Petrie Retail or an affiliate thereof fails to perform as a result of Petrie Retail's bankruptcy filing. Additionally, the Liquidating Trust will assert a right of setoff in respect of any such payments against any claims Petrie Retail and its affiliates may have against Petrie. The Liquidating
     Trust is unable to predict the timing or probability of the collection of these claims against Petrie Retail. See "--
     Liquidity and Capital Resources."

          During the period ended March 31, 1996, the Liquidating
     Trust earned $1,261,000 in investment income as compared to $164,000 earned during the three months ended April 29, 1995.

     LIQUIDITY AND CAPITAL RESOURCES

     GENERAL

          As previously disclosed, Petrie has placed 3,493,450 shares of Toys Common Stock into an escrow account and $67.5 million in cash equivalents into a collateral account. These assets were placed into these accounts to secure Petrie's obligations relat-ing to certain contingent liabilities pursuant to the terms of the Toys Acquisition Agreement, the Retail Operations Stock Purchase Agreement and other agreements with Toys "R" Us and/or PS Stores. See "-- Contingent Liabilities."

          The assets of the Liquidating Trust are subject to the terms of a letter agreement dated as of January 24, 1995, pursuant to which Petrie agreed with Toys "R" Us that, until such time as a hedge or similar arrangement is in place, Petrie would retain, either individually or in combination, (i) cash in an amount of at least $177.5 million (the "Reserved Amount") or (ii) shares of Toys Common Stock having a market value (as of January 20, 1995) of at least twice the Reserved Amount, to secure the payment of Petrie's contingent liabilities. Pursuant to the terms of this letter agreement, the Liquidating Trust, as successor to Petrie, is presently required to retain a substantial portion of its assets (consisting of, at May 13, 1996, (i) 5,055,576 shares of Toys Common Stock, including the 3,493,450 shares of Toys Common Stock held in the escrow account, and (ii) approximately $130 million in cash and cash equivalents).

          As of May 13, 1996, the Liquidating Trust's 5,055,576 shares of Toys Common Stock had a market value of approximately $149 million, based upon a closing price per share of 29 1/2, as reported on the New York Stock Exchange Composite Tape on May 13, 1996. During the fifty-two weeks prior to the date of this report, the price per share of Toys Common Stock has fluctuated from a high of $29 7/8 to a low of $20 1/2. No assurance can be given as to the future market prices of Toys Common Stock.

          As of May 13, 1996, the Liquidating Trust had approximately $130 million in cash and cash equivalents. The Liquidating Trust believes that it has sufficient liquid funds available to satisfy the liabilities of the Liquidating Trust that are likely to occur (including, without limitation, costs and expenses related to the administration of the Liquidating Trust such as legal fees, insurance, accounting fees, salaries, real estate advisory fees, transfer agent fees and printing and shareholder communication expenses). To the extent that the Liquidating Trust's liquid funds are insufficient to satisfy such liabilities, however, the Liquidating Trustees will liquidate some or all of the remaining shares of Toys Common Stock that it holds. The Liquidating Trustees have determined not to approve any further distributions of shares of Toys Common Stock until the status of the Liquidat-ing Trust's contingent liabilities is clarified. See "-- Contin-gent Liabilities."

     CONTINGENT LIABILITIES

          The Liquidating Trust's contingent liabilities primarily include liabilities relating to (i) guarantees of certain retail store leases, expiring at various times through 2011 to which Petrie Retail or an affiliate thereof is a party, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail fails to perform; (ii) Petrie's agree-ment with Petrie Retail to indemnify it for certain liabilities relating to Petrie Retail's withdrawal from the Multiemployer Plan; and (iii) an ongoing dispute with the IRS relating to the manner in which Petrie computed the basis of shares of Toys Common Stock transferred in connection with the exchange of certain of Petrie's exchangeable subordinated debentures in Petrie's 1989 fiscal year.

       Petrie Retail's Bankruptcy

          As previously reported, on October 12, 1995, Petrie Retail filed a voluntary petition for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. As a result of the bankruptcy filing, Petrie Retail has failed to perform certain of the Assumed Obligations, including, but not limited to, Assumed Obligations relating to store leases to which Petrie Retail or an affiliate thereof is a party, employment agreements and state taxes. Accordingly, the Liquidating Trust may be required to make payments in respect of certain of the Assumed Obligations. The Liquidating Trust intends to file a claim against Petrie Retail in the Bankruptcy Court in respect of such payments. Additionally, the Liquidating Trust intends to assert a right of setoff in respect of any such payments against any claims Petrie Retail and its affiliates may have against Petrie. The Liquidat-ing Trust is unable to predict the timing or probability of the collection of these claims against Petrie Retail.

          Store Leases. Since filing its petition for bankruptcy protection, Petrie Retail has closed approximately 375 of the roughly 1600 stores it operated prior to filing the petition. Of the 375 closed stores, 240 relate to rejected leases and the remainder generally either expired or were terminated by mutual landlord and tenant consent. The Liquidating Trust, as successor to Petrie, is a guarantor of approximately 35 of the rejected leases, and its aggregate guarantee liability on those leases is approximately $15 million, which the Liquidating Trust, as successor to Petrie, has accrued in its financial statements at January 22, 1996. The Liquidating Trust's liability will be reduced by, among other things, the extent to which new rent-paying tenants are found for the closed stores.

          Additionally, on May 7, 1996, Petrie Retail filed a motion with the Bankruptcy Court to conduct going-out-of-business sales at 226 stores and indicated, without identifying the relevant leases, that it intended to close 12 additional stores where the leases have expired or are scheduled to expire in the near future. The Liquidating Trust, as successor to Petrie, is a guarantor of approximately 35 of these leases. If Petrie Retail were to close all 35 of the stores under such leases, the Liqui-dating Trust's aggregate guarantee liability on these leases would be approximately $13 million, which amount had been includ-ed in the Liquidating Trust's previous estimates of its contin-gent liabilities.

          No assurance can be given as to how many additional stores Petrie Retail will close for which the Liquidating Trust, as
     successor to Petrie, has guarantee liability.   If Petrie Retail
     were to close every store for which the Liquidating Trust, as successor to Petrie, believes it has liability as a lease guaran-tor, giving effect all the lease guarantee releases executed by landlords and assuming that no mitigation or defense were suc-cessful, the Liquidating Trust's theoretical exposure relating to such leases, without giving effect to any present value discount, would be approximately $100 million, with approximately $16 million remaining due in the year ending December 31, 1996, approximately $18 million due in 1997, approximately $16 million due in 1998 and approximately $50 million due thereafter. As discussed in Item 1 above, landlords under leases relating to approximately 146 stores operated by Petrie Retail or an affili-ate thereof have alleged in a complaint that the Liquidating
     Trust, as successor to Petrie, has liability as a guarantor of certain leases notwithstanding Petrie's receipt from these landlords of releases of guarantees with respect to such leases. Based on the complaint, such alleged guarantor liability repre-sents approximately $85 million in lease payments, without giving effect to any present value discount or rental payments made by Petrie Retail since the complaint was filed and assuming that all of the approximately 146 stores which are the subject of these landlords' claims are closed and that the landlord in each case is unable to mitigate its damages. Approximately $2 million of this total relates to unreleased guarantees which have been included in the Liquidating Trust's previous estimates of its contingent lease liability. To date, 19 of the 146 leases, representing approximately $9.6 million in lease payments, based on the plaintiffs' liability estimates and without giving effect to any present value discount or mitigation, have been rejected by Petrie Retail. An additional 19 of the 146 leases, representing approximately $11.5 million in lease payments, based on the plaintiffs' liability estimates and without giving effect to any present value discount or mitigation, are the subject of Petrie Retail's May 7, 1996 motion to conduct going-out-of-business sales at 226 stores. The Liquidating Trust believes it has substantial legal defenses to these landlords' claims and is vigorously contesting such claims. Although the Liquidating
     Trust considers it unlikely, a decision by a court in favor of these landlords could have a material adverse effect on the Liquidating Trust's liquidity and financial condition.

          In addition, since Petrie Retail's bankruptcy filing, a dispute has arisen between the Liquidating Trust, on the one hand, and Petrie Retail and its affiliates, on the other, as to whether the Liquidating Trust, as successor to Petrie, or Petrie Retail and its affiliates is responsible as guarantor of certain additional leases. The maximum theoretical exposure relating to such leases, based on the same assumptions set forth in the preceding paragraph and without giving effect to any present value discount, would be approximately $33 million, with approxi-mately $3 million remaining due in the year ending December 31, 1996, approximately $5 million due in 1997, approximately $5 million due in 1998 and approximately $20 million due thereafter. To date, Petrie Retail has rejected three of such leases, repre-senting approximately $2 million in potential liability. Additionally, eleven of these leases, representing approximately $8 million in potential liability, are the subject of Petrie Retail's May 7, 1996 motion to conduct going-out-of-business sales at 226 stores.

           The Liquidating Trust's lease exposure calculations reflect the estimated sum of all base rent and additional rent (such as taxes and common area charges) due under a lease through the end of the current lease term, but do not reflect potential penal-ties, interest and other charges to which a landlord may be entitled. Such additional charges (which may in part be unen-forceable) are not expected to materially increase the Liquidat-ing Trust's lease guarantee liability.

          A significant number of the leases discussed above under which a landlord might claim that the Liquidating Trust, as successor to Petrie, has liability as a lease guarantor either expressly contain mitigation provisions or relate to property in states that imply such provisions as a matter of law. Mitigation generally requires, among other things, that a landlord of a closed store seek to reduce its damages including by attempting to locate a new tenant.

          Employment Agreements. On October 23, 1995, Petrie Retail notified two former executives of Petrie (one of whom is a current director of Petrie) and Petrie's President and Chief Executive Officer (who is also a current director of Petrie) that as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of retail operations. On April 25, 1996, the Liquidating Trust, while preserving its rights against Petrie Retail, entered into settlement agreements with one of the former executives and Petrie's President and Chief Executive Officer. Pursuant to the settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under their respective agree-ments with Petrie. The total cost of the settlement to the Liquidating Trust was approximately $2.9 million (accrued for at January 22, 1996) of which approximately $2.0 million has been paid.

          State Taxes. On January 12, 1996, Petrie received a notice of final determination from the New Jersey Division of Taxation of a liability for New Jersey corporate income tax in the aggre-gate amount (including interest) of approximately $3.1 million. The liability, which relates to Petrie's 1987, 1989, 1990, 1991, 1992 and 1993 tax years, was assumed by Petrie Retail in connec-
     tion with the Sale.   Additionally, the Liquidating Trust, as
     successor to Petrie, has been assessed approximately $270,000 (excluding interest) in sales and use taxes for the years 1989
     through 1995.   The Division of Taxation is currently engaged in
     a tax amnesty program which provides for interest to be forgiven and future penalties to be avoided if payment is made by June 1, 1996 and the taxpayer waives its right to any administrative and/or judicial appeal of the determination. The Liquidating Trust, as successor to Petrie, has notified the Division of Taxation that it intends to participate in the tax amnesty program, pursuant to which its ultimate liability to the Division of Taxation, for corporate income and sales and use taxes, is expected to be approximately $1.2 million.

       Multiemployer Plan

          Due to underfunding of the Multiemployer Plan, Petrie Retail and its affiliates incurred withdrawal liability under the Employee Retirement Income Security Act of 1974, as amended, upon their withdrawal from the Multiemployer Plan, effective January 31, 1995. Based upon preliminary discussions with the adminis-trators and trustees of the Multiemployer Plan, the Liquidating Trust believes that the withdrawal liability allocated to Petrie Retail and its affiliates, as a result of the withdrawal, will be approximately $12 million, with an additional liability allocated to Petrie Retail and its affiliates of approximately $3 million attributable to the Multiemployer Plan's failure to meet certain Internal Revenue Code minimum funding standards. In the event of a mass withdrawal by contributing employers from the Multiemployer Plan, the withdrawal liability allocated to Petrie Retail and its affiliates may be higher. Pursuant to the Retail Operations Stock Purchase Agreement, Petrie Retail and its affiliates are responsible for the first $10 million in withdraw-al and related liabilities, with the next $50 million of such liabilities allocated 75 percent to the Liquidating Trust, as successor to Petrie, and 25 percent to Petrie Retail and its affiliates. It is unclear what effect, if any, Petrie Retail's bankruptcy filing may have upon the timing and amount of any payments the Liquidating Trust may be required to make under the agreement with respect to the Multiemployer Plan, but in no event does the Liquidating Trust believe that its maximum contractual liability will be increased as a result of Petrie Retail's bankruptcy filing. See "-- Petrie Retail's Bankruptcy."

       IRS Tax Dispute

          Upon audit, the agent examining Petrie's tax return for its fiscal year ended January 28, 1989 raised an issue regarding the manner pursuant to which Petrie computed the basis of its Toys Common Stock disposed of in connection with the exchange of certain of its exchangeable subordinated debentures. The examin-ing agent has proposed an adjustment to Petrie's taxable income which would result in an additional federal tax liability, including interest, of approximately $53 million. The Liquidat-ing Trust, as successor to Petrie, is contesting the agent's proposed adjustment in administrative proceedings. If the Liquidating Trust and the IRS are unable to resolve this matter in administrative proceedings, the Liquidating Trust intends to litigate its position. The Liquidating Trust believes that the agent's proposed adjustment is incorrect as a matter of law. Depending on how and when this issue is resolved with the IRS, there also may be due state and local taxes (and interest there-on).

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

          Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements relating to the Liquidating Trust's contingent liabilities contained above in "Management's Discus-sion and Analysis of Financial Condition and Results of Opera-tions" and the Notes to Financial Statements.

          The Liquidating Trust wishes to caution readers that in addition to factors that may be described elsewhere in this Form 10-Q, the following important factors, among others, could cause the Liquidating Trust's assets and liabilities to differ materi-ally from those expressed in any forward-looking statements made by, or on behalf of, the Liquidating Trust, and could materially affect the Liquidating Trust's financial condition and liquidity:

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

          (4) A decision by a court that the Liquidating Trust, as successor to Petrie, has liability as a guarantor of certain leases notwithstanding Petrie's receipt from the landlords thereunder of releases of guarantees with respect to such leases;

          (5) An unfavorable resolution of the Liquidating Trust's dispute with the IRS with respect to the manner in which Petrie computed the basis of its Toys Common Stock disposed of in its fiscal year ended January 28, 1989 in connection with the ex-change of certain of its exchangeable subordinated debentures;

          (6)  A material decline in the price per share of Toys
     Common Stock;

          (7) An adverse material change in general economic condi-tions and the interest rate environment;

          (8) The effects of, and changes in, laws and regulations and other activities of federal and local governments, agencies and similar organizations; and

          (9) The costs and other effects of other legal and adminis-trative cases and proceedings, settlements and claims relating to the Liquidating Trust's contingent liabilities.


     PART II - OTHER INFORMATION

     ITEM 1.        LEGAL PROCEEDINGS.

                         The description of legal proceedings involv-
                    ing the Liquidating Trust provided in Items 1 and 2 of Part I is herein incorporated by reference as though fully set forth herein.

     ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a)       LIST OF EXHIBITS

                    Exhibit 27 -- Financial Data Schedule

               (b)  REPORTS ON FORM 8-K

                    Current Report on Form 8-K, dated as of January 23, 1996, reporting the consummation of the suc-cession of the Liquidating Trust to the assets and liabilities of Petrie.

                    Current Report on Form 8-K, dated as of February 27, 1996, reporting that Petrie, the Liquidating Trust and the Liquidating Trustees had been sued by five landlords and their affiliates.


                                SIGNATURES

          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                              PETRIE STORES LIQUIDATING TRUST

     Dated: May 14, 1996           By /s/ STEPHANIE R. JOSEPH

                                   Stephanie R. Joseph
                                   Manager and Chief Executive Officer

     Dated: May 14, 1996           By /s/ H. BARTLETT BROWN

                                   H. Bartlett Brown
                                   Assistant Manager, Chief Financial
                                   Officer and Principal Accounting
                                   Officer