Form 10-Q
period 1996-06-30
PETRIE STORES LIQUIDATING TRUST
filed 1996-08-14
CIK 77808

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                              FORM 10-Q
                          QUARTERLY REPORT
               PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                            _____________

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996  COMMISSION FILE NUMBER:  0-3777

                       PETRIE STORES LIQUIDATING TRUST
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     NEW YORK                                     22-6679945
     (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

     70 ENTERPRISE AVENUE
     SECAUCUS, NEW JERSEY                         07094
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (201) 422-0496

    FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                            SINCE LAST REPORT:

               N/A

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and
          (2) has been subject to such filing requirements for the past 90 days.

               Yes:  __X__  No:

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 12, 1996, there were 52,350,238 Units of Beneficial Interest outstanding.


                       PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

          INDEX TO FORM 10-Q

          PART I - FINANCIAL INFORMATION
                                                                   Page
          Item 1.  Financial Statements (unaudited)
                   Statements of Net Assets in Liquidation
                        - June 30, 1996 and January 22, 1996 . .    2
                   Statements of Changes in Net Assets in
                        Liquidation - For the Three Months
                        Ended June 30, 1996 and July 29,
                        1995, the Period from January 23,
                        1996 to June 30, 1996 and the Six
                        Months Ended July 29, 1995  . . . . . .     3
                        Notes to Unaudited Financial Statements. .  4
          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations . . . . . . . . . . . . . . . . . .  12

          PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings  . . . . . . . . . . . . . .  20
          Item 6.  Exhibits and Reports on Form 8-K . . . . . . .  20


                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                    STATEMENTS OF NET ASSETS IN LIQUIDATION

                                 (IN THOUSANDS)

                                                June 30, 1996 January 22, 1996
                                                 (Unaudited)   (Predecessor)

      Assets
      Cash and cash equivalents                   $ 59,073     $ 63,647
      Cash and cash equivalents held in escrow      69,050       67,470

      Investments in common stock (including
         3,493,450 shares opf Toys "R" Us
         common stock held in escrow)              144,084      106,799
                                                 _________     ________
      Total assets                                 272,207      237,916

      Liabilities
      Accrued expenses and other liabilities        47,137       35,322
                                                 _________     ________
      Total liabilities                             47,137       35,322


      Commitments and contingencies             _________     ________

      Net assets in liquidation                  $225,070     $202,594
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


                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

              STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                   (UNAUDITED)
              (IN THOUSANDS, EXCEPT PER UNIT AND PER SHARE AMOUNTS)

                                                     Three
                                                     Months         Period
                                        Three        Ended           From       Six Months
                                       Months       July 29,      January 23,      Ended
                                        Ended         1995          1996 to     July 29, 1995
                                   June 30, 1996  (Predecessor)  June 30, 1996  (Predecessor)
      Net assets in
      liquidation at beginning
      of period                      $232,541        $311,796      $202,594       $836,470

      Investment income                 1,721             203         2,982            367
      Corporate overhead              (16,775)           (864)      (17,791)        (2,752)
      Net realized and unrealized
       gain (loss) on Toys "R"
       Us common stock                  7,583          51,118        37,285       (163,116)
      Income (loss) before
      income tax (expense) benefit     (7,471)         50,457        22,476       (165,501)

      Income tax (expense)
       benefit                           ---          (21,707)        ---           63,986
                                     ________        _________     _______        ________
      Net income (loss) for
       the period                      (7,471)         28,750       22,476        (101,515)

      Distribution of
      26,173,718 shares
        of Toys "R" Us common
        stock, net of related
        deferred taxes                  ---              (22)         ---         (394,431)

     Increase (decrease) in
       net assets                     (7,471)         28,728       22,476        (495,946)
                                    _________        _______      _______        _________
     Net assets in
      liquidation at
      end of period                 $225,070        $340,524     $225,070        $340,524
                                    ========        ========     ========        ========

      Net income (loss) per
       unit or share                $   (.14)       $    .55     $    .43        $  (1.94)
                                    _________       ________     ________        ________

      Weighted average number
       of units or shares             52,350          52,350       52,350          52,350
                                    ========        ========     ========        ========

     See accompanying notes.


                        PETRIE STORES LIQUIDATING TRUST
                     (SUCCESSOR TO PETRIE STORES CORPORATION)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 JUNE 30, 1996

     1.   INTERIM REPORTING

          The accompanying unaudited financial statements of the Petrie Stores Liquidating Trust (the "Liquidating Trust") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted
     accounting principles for complete financial statements.   In the
     opinion of the Liquidating Trust, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period from January 23, 1996 to June 30, 1996 are not necessarily indicative of the
     results that may be expected for the current fiscal year.   For
     further information, reference is made to the financial statements and footnotes thereto included in the Liquidating Trust's Annual Report on Form 10-K for the period ended January 22, 1996.

     2.   BASIS OF PRESENTATION

          The Liquidating Trust is the successor to Petrie Stores Corporation ("Petrie"). Prior to December 9, 1994, Petrie operated a chain of retail stores that specialized in women's apparel and were located throughout the United States (including Puerto Rico and the
     U.S. Virgin Islands).   At Petrie's Annual Meeting, held on December
     6, 1994,  Petrie's shareholders approved the sale of Petrie's retail
     operations (the "Sale").   On December 9, 1994, pursuant to a Stock
     Purchase Agreement, dated as of August 23, 1994 and amended as of November 3, 1994 (the "Retail Operations Stock Purchase Agreement"), PS Stores Acquisition Corp. ("PS Stores") purchased all of the stock of Petrie Retail, Inc., a former subsidiary of Petrie to which all of Petrie's retail operations had been transferred ("Petrie Retail").
     At Petrie's Reconvened Annual Meeting, held on January 24, 1995, Petrie's shareholders approved (i) an exchange of shares of Toys "R" Us, Inc. ("Toys 'R' Us") common stock ("Toys Common Stock") with Toys "R" Us (Note 3) and (ii) the liquidation and dissolution of Petrie pursuant to a plan of liquidation and dissolution (the "Plan of Liquidation").

          Pursuant to the Plan of Liquidation, and the Agreement and Declaration of Trust, dated as of December 6, 1995 (the "Liquidating Trust Agreement"), between Petrie and the trustees named therein (the "Liquidating Trustees"), effective as of the close of business on January 22, 1996 (the "Succession Date"), Petrie transferred its remaining assets (then consisting of approximately $131 million in cash and cash equivalents and 5,055,576 shares of Toys Common Stock) to, and its remaining fixed and contingent liabilities were assumed by (the "Succession"), the Liquidating Trust.

          Since the Succession Date, Petrie has been preparing for its dissolution, which is expected to be completed in the fall of 1996, assuming all necessary consents and clearances are received at such time. Petrie is otherwise inactive.

          Beginning with the period ending December 31, 1996, the Liquidating Trust has adopted the calendar year as its fiscal year.
     A liquidation basis of accounting was implemented as of January 28,
     1995.   The statements of net assets in liquidation at June 30, 1996 and January 22, 1996 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

          The Liquidating Trust is a complete pass-through entity for federal income taxes and, accordingly, is not subject to income tax. Instead, each holder of Units of Beneficial Interest in the Liquidating Trust is required to take into account, in accordance with such holder's method of accounting, his pro rata share of the Liquidating Trust's items of income, gain, loss, deduction or credit, regardless of the amount or timing of distributions to such holder.

     3.   INVESTMENTS IN COMMON STOCK

          The Liquidating Trust's investments in common stock consist of shares, which are carried at market value, of Toys "R" Us, which operates a chain of specialty retail stores principally engaged in the sale of toys and children's clothing in the United States and abroad.

          On January 24, 1995, pursuant to the terms of an Acquisition Agreement dated as of April 20, 1994 and amended as of May 10, 1994 (the "Toys Acquisition Agreement"), between Petrie and Toys "R" Us, Petrie exchanged (the "Exchange") with Toys "R" Us all of its shares of Toys Common Stock (39,853,403 shares), plus $165 million in cash, for 42,076,420 shares of Toys Common Stock (approximately 15.0% of the outstanding Toys Common Stock at January 28, 1995).

          Simultaneously with the closing of the Exchange, Petrie placed 3,493,450 shares of its Toys Common Stock into an escrow account (the "Escrow Account") pursuant to the terms of an escrow agreement, dated as of January 24, 1995, between Petrie and Custodial Trust Company, as Escrow Agent (the "Escrow Agreement"). The shares of Toys Common Stock placed into the Escrow Account pursuant to the Escrow Agreement secure the payment of certain obligations of the Liquidating Trust, as successor to Petrie, to Toys "R" Us arising (i) under (x) the Toys Acquisition Agreement, (y) the Seller Indemnification Agreement, dated as of December 9, 1994, among Petrie, Toys "R" Us, Petrie Retail, PS Stores and certain subsidiaries of PS Stores and (z) the Retail Operations Stock Purchase Agreement and (ii) otherwise.

          Petrie had also placed 3,200,082 shares of Toys Common Stock in a collateral account (the "Collateral Account") pursuant to the terms of an Amended and Restated Cash Collateral and Pledge Agreement, dated as of December 9, 1994 and amended as of January 24, 1995, among Petrie, PS Stores, certain subsidiaries of PS Stores, and Custodial Trust Company, as Collateral Agent (the "Amended and Restated Cash Collateral Agreement"). On December 19, 1995, the Amended and Restated Cash Collateral Agreement was further amended and restated and, pursuant thereto, the 3,200,082 shares of Toys Common Stock held in the Collateral Account were released to Petrie in exchange for Petrie's deposit of $67.5 million in cash equivalents into the Collateral Account. The cash equivalents and accrued interest thereon placed in the Collateral Account pursuant to the Amended and Restated Cash Collateral Agreement secure the payment of certain obligations of the Liquidating Trust, as successor to Petrie, to PS Stores arising under (i) the Retail Operations Stock Purchase Agreement and (ii) the Cross-Indemnification and Procedure Agreement, dated as of December 9, 1994, between Petrie and PS Stores (Note 4).

          The assets of the Liquidating Trust are subject to the terms of a letter agreement, dated as of January 24, 1995, pursuant to which Petrie agreed with Toys "R" Us that, until such time as a hedge or similar arrangement which would protect the value of the Toys Common Stock is in place, Petrie will retain, either individually or in combination, (i) cash in an amount of at least $177.5 million (the "Reserved Amount") or (ii) shares of Toys Common Stock having a market value (as of January 20, 1995) of at least twice the Reserved Amount, to secure the payment of Petrie's contingent liabilities (Note 4). At August 12, 1996, the Liquidating Trust, as successor to Petrie, was required to retain substantially all of its (i) 5,055,576 shares of Toys Common Stock (including the 3,493,450 shares of Toys Common Stock held in the Escrow Account) and (ii) approximately $128 million in cash and cash equivalents.

          The price per share of Toys Common Stock, as reported by the New York Stock Exchange Composite Tape, increased from $27 per share at March 29, 1996 to $281/2 per share at June 28, 1996, the last business day prior to the end of the quarters ended March 31, 1996 and June
     30, 1996, respectively.

     4.   COMMITMENTS AND CONTINGENCIES

          As successor to Petrie, the Liquidating Trust has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to (i) guarantees of certain retail store leases, expiring at various times through 2011, to which Petrie Retail or an affiliate thereof is a party, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail fails to perform, (ii) Petrie's agreement with Petrie Retail to indemnify it for certain liabilities relating to Petrie Retail's withdrawal from the United Auto Workers District 65 Security Plan Pension Fund (the "Multiemployer Plan") and
     (iii) an ongoing dispute with the Internal Revenue Service (the "IRS") relating to the manner in which Petrie computed the basis of shares of Toys Common Stock transferred in connection with the exchange of certain of Petrie's exchangeable subordinated debentures in fiscal year 1989. The Liquidating Trust accrues liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters. At June 30, 1996, the Liquidating Trust, as successor to Petrie, has accrued approximately $44 million for contingent liabilities. As the scope of these liabilities becomes better defined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition or liquidity.

          On October 12, 1995, Petrie Retail filed a voluntary petition for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). As a result of its bankruptcy filing, Petrie Retail has failed to perform or make payment with respect to certain of the Assumed Obligations, including, but not limited to, Assumed Obligations relating to store leases to which Petrie Retail or an affiliate thereof is a party, state taxes, employment agreements and certain other claims and contractual obligations. Accordingly, the Liquidating Trust may be required to make payments in respect of certain of the Assumed Obligations. The Liquidating Trust intends to file a claim in the Bankruptcy Court against Petrie Retail in respect of any such payments. Additionally, the Liquidating Trust intends to assert a right of setoff in respect of any such payments against any claims Petrie Retail and its affiliates may have against Petrie and the Liquidating Trust, as successor to Petrie. The Liquidating Trust is unable to predict the timing or probability of the collection of these claims against Petrie Retail.

          Since filing its petition for bankruptcy protection, Petrie
     Retail has closed approximately 550 of the roughly 1600 stores it operated prior to filing the petition, and in connection with the going-out-of-business sales described below (and the subsequent lease rejections), additional stores are expected to be closed. Of the 550 closed stores, 385 relate to rejected leases and the remainder of the leases generally have expired or were terminated by mutual landlord and tenant consent. The Liquidating Trust, as successor to Petrie, is a guarantor of approximately 48 of the rejected leases and its aggregate guarantee liability on those leases is approximately $18 million, which the Liquidating Trust, as successor to Petrie, has included in accrued expenses and other liabilities in the accompanying financial statements at June 30, 1996. Such aggregate guarantee liability has been reduced by approximately $2 million to take into account settlement agreements entered into and releases obtained by the Liquidating Trust. The Liquidating Trust's lease guarantee liability will be further reduced by, among other things, the extent to which new rent-paying tenants are found for the closed stores.

          On May 7, 1996, Petrie Retail filed a motion with the Bankruptcy Court to conduct going-out-of-business sales at 226 stores and indicated, without identifying the relevant leases, that it intended to close 12 additional stores where the leases have expired or are scheduled to expire in the near future. Of the 226 stores included in the May 7 motion, 31 have been terminated by mutual consent of the landlord and tenant, 16 have been assigned to new tenants and 140 have been rejected, which rejected leases are included in the analysis above. The Liquidating Trust expects that Petrie Retail will reject the remainder of the leases in the near future. The Liquidating Trust, as successor to Petrie, is a guarantor of approximately seven of the remaining leases. If Petrie Retail were to close all seven of the stores under such leases, the Liquidating Trust's aggregate guarantee liability on these leases would be approximately $4.5 million, which amount has been included in the Liquidating Trust's accrued expenses and other liabilities at June 30, 1996.

          No assurance can be given as to how many additional stores Petrie Retail will close for which the Liquidating Trust, as
     successor to Petrie, has guarantee liability.   If Petrie Retail were
     to close every store for which the Liquidating Trust, as successor to Petrie, believes it has liability as a lease guarantor, giving effect to all the lease guarantee releases executed by landlords and assuming that no mitigation or defense were successful, the Liquidating Trust's theoretical exposure relating to such leases, without giving effect to any present value discount, would be approximately $92 million (including the $18 million in aggregate liability relating to the rejected leases and the $4.5 million in aggregate liability relating to the going-out-of-business sales described above), with approximately $9.5 million coming due in the year ending December 31, 1996, approximately $17.5 million due in 1997, approximately $15.5 million due in 1998 and approximately $49.5 million due thereafter. As discussed below, landlords under leases relating to 146 stores operated by Petrie Retail or an affiliate thereof have alleged in a complaint that the Liquidating Trust, as successor to Petrie, has liability as a guarantor of certain leases notwithstanding Petrie's receipt from these landlords of releases of guarantees with respect to such leases. Based on the complaint, such alleged guarantor liability represents approximately $85 million in lease payments, without giving effect to any present value discount or rental payments made by Petrie Retail since the complaint was filed and assuming that all of the 146 stores which are the subject of these landlords' claims are closed and that the landlord in each case is unable to mitigate its damages. The Liquidating Trust believes it has substantial legal defenses to these landlords' claims and is vigorously contesting such claims. Although the Liquidating Trust considers it unlikely, a decision by a court in favor of these landlords could have a material adverse effect on the Liquidating Trust's liquidity and financial condition.

          In addition, since Petrie Retail's bankruptcy filing, a dispute has arisen between the Liquidating Trust, on the one hand, and Petrie Retail and its affiliates, on the other, as to whether the Liquidating Trust, as successor to Petrie, or Petrie Retail and its affiliates is responsible as guarantor of 43 additional leases. The maximum theoretical exposure relating to such leases, based on the same assumptions set forth in the preceding paragraph and without giving effect to any present value discount, would be approximately
     $30 million, with approximately $2 million coming due in the year ending December 31, 1996, approximately $5 million due in 1997, approximately $5 million due in 1998 and approximately $18 million due thereafter. To date, Petrie Retail has rejected 11 of such leases, representing approximately $7.5 million in potential liability. Such potential liability has been reduced by approximately $1 million to take into account the settlement agreements entered into and releases obtained by the Liquidating Trust. Two of the 43 leases, representing approximately $1.5 million in potential liability, were included in Petrie Retail's May 7, 1996 motion to conduct going-out-of-business sales at 226 stores, and are leases which the Liquidating Trust expects that Petrie Retail will reject in the near future. The Liquidating Trust has included $9 million in respect of the aforementioned disputed leases in accrued expenses and other liabilities at June 30, 1996.

           The Liquidating Trust's lease exposure calculations reflect the estimated sum of all base rent and additional rent (such as taxes and common area charges) due under a lease through the end of the current lease term, but do not reflect potential penalties, interest and other charges to which a landlord may be entitled. Such additional charges (which may in part be unenforceable) are not expected to materially increase the Liquidating Trust's lease guarantee liability.

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

          On October 23, 1995, Petrie Retail notified two former executives of Petrie (one of whom is a current director of Petrie) and the current President and Chief Executive Officer of Petrie (who is also a current director of Petrie) that, as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of the retail operations. On April 25, 1996, the Liquidating Trust, while preserving its rights against Petrie Retail, entered into settlement agreements with one of the former executives and the current President and Chief Executive Officer of Petrie. Pursuant to the settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under their respective agreements with Petrie. The total cost of these settlements to the Liquidating Trust was approximately $2.9 million (accrued for at January 22, 1996) of which approximately $2.0 million has been paid.

          On January 12, 1996, Petrie received a notice of final determination from the New Jersey Division of Taxation of a liability for New Jersey corporate income tax in the aggregate amount (including interest) of approximately $3.1 million. The liability, which related to Petrie's 1987, 1989, 1990, 1991, 1992 and 1993 tax
     years, had been assumed by Petrie Retail in connection with the Sale.
      Additionally, the Liquidating Trust, as successor to Petrie, was assessed approximately $270,000 (excluding interest) in sales and use taxes for the years 1989 through 1995. In May 1996, the Liquidating Trust paid the New Jersey Division of Taxation approximately $1.2 million in full settlement of its liability for New Jersey corporate income tax and sales and use taxes for the respective periods described above in connection with New Jersey's tax amnesty program, which provided for interest to be forgiven and future penalties to be avoided upon receipt of payment for taxes owed.

          Effective January 31, 1995, Petrie Retail withdrew from the Multiemployer Plan. Due to underfunding of the Multiemployer Plan, Petrie Retail and its affiliates have incurred liability under the Employee Retirement Income Security Act of 1974, as amended. By letter dated May 30, 1996, the Multiemployer Plan assessed withdrawal liability against Petrie Retail in the amount of approximately $9.4 million plus interest, to be paid in quarterly installments of approximately $317,000 commencing August 1, 1996 through and including August 1, 2006, with a final payment of approximately $18,000 due on November 1, 2006. In addition, the Multiemployer Plan assessed liability against Petrie Retail of approximately $2 million attributable to the Multiemployer Plan's failure to meet certain Internal Revenue Code minimum funding standards, which amount was payable on August 1, 1996. To the knowledge of the Liquidating Trust, as of August 12, 1996, Petrie Retail has not yet paid any amounts for its liabilities in connection with the Multiemployer Plan. In the event of a mass withdrawal by contributing employers from the Multiemployer Plan, the withdrawal liability allocated to Petrie Retail and its affiliates may be higher. Pursuant to the Retail Operations Stock Purchase Agreement, Petrie Retail and its affiliates are responsible for the first $10 million in withdrawal and related liabilities, with the next $50 million of such liabilities allocated 75 percent to the Liquidating Trust, as successor to Petrie, and 25 percent to Petrie Retail and its affiliates. It is unclear what effect, if any, Petrie Retail's bankruptcy filing may have upon the timing and amount of any payments the Liquidating Trust may be required to make under the agreement with respect to the Multiemployer Plan, but in no event does the Liquidating Trust believe that its maximum contractual liability will be increased as a result of Petrie Retail's bankruptcy filing.

          In connection with an audit being conducted by the IRS, the agent examining Petrie's federal tax return for its fiscal year ended January 28, 1989 raised an issue regarding the manner pursuant to which Petrie computed the basis of its Toys Common Stock transferred in connection with the exchange of certain of its exchangeable subordinated debentures. The examining agent has proposed an adjustment to Petrie's taxable income which would result in an additional federal tax liability, including interest, of approximately $53 million. The Liquidating Trust, as successor to Petrie, is contesting the agent's proposed adjustment in administrative proceedings. If the Liquidating Trust and the IRS are unable to resolve this matter in administrative proceedings, the Liquidating Trust intends to litigate its position. The Liquidating Trust believes that the agent's proposed adjustment is incorrect as a matter of law. Depending on how and when this issue is resolved with the IRS, there also may be due state and local taxes (and interest thereon).

          The Liquidating Trust believes that adequate accruals have been established in the accompanying financial statements to provide for any losses that may be incurred with respect to the aforementioned contingencies.

          Set forth below are the principal suits to which Petrie and the Liquidating Trust, as successor to Petrie, are defendants.

          As previously disclosed, actions were commenced in the New York State Supreme Court against Petrie, its directors and certain former members of its senior management alleging that (i) Petrie's directors violated their fiduciary duties of loyalty and fair dealing by exclusively negotiating with PS Stores for the sale of Petrie's retail operations, (ii) Petrie's directors failed to adequately explore third-party interest and thus did not maximize shareholder value and (iii) PS Stores was in possession of non-public information that allowed it to purchase the retail operations at an inadequate price. On March 29, 1996, the New York State Supreme Court dismissed the consolidated action with prejudice. On May 10, 1996, the plaintiffs filed a notice of appeal with the Appellate Division, First Department, of New York State Supreme Court with respect to the dismissal.

          As previously disclosed, a complaint was filed in the United States District Court for the Southern District of Texas on October 31, 1995, as amended on January 24, 1996, against Petrie by the landlord for two retail stores which had been operated by an affiliate of Petrie Retail prior to Petrie Retail's rejection of the underlying leases in the Bankruptcy Court. The complaint alleged, among other things, that, in light of Petrie Retail's failure to perform its obligations under these leases, Petrie has liability as a guarantor for the amounts due under these two leases notwithstanding that Petrie was released as a guarantor upon the execution and delivery of substitute guarantees by Petrie Retail. Petrie answered the amended complaint denying liability. On July 8, 1996, the parties agreed to a settlement and the complaint was dismissed with prejudice.

          As previously disclosed, a complaint was filed in New Jersey Superior Court against Petrie and the Liquidating Trustees by a landlord and certain of its affiliates seeking injunctive relief and unspecified compensatory and punitive damages for breach of contract, fraud and negligent misrepresentation with respect to two office leases and three store leases. On April 23, 1996, the parties agreed to a settlement and the complaint was dismissed with prejudice.

          On December 11, 1995, a complaint was filed in New Mexico District Court against Petrie by a landlord for a retail store which had been operated by an affiliate of Petrie Retail prior to Petrie Retail's rejection of the underlying lease in Bankruptcy Court. The complaint alleges, that, in light of Petrie Retail's failure to perform its obligations under the lease, Petrie has liability as a guarantor for the amount due under the lease. Petrie answered the complaint denying liability and contending that, upon Petrie's delivery of a Petrie Retail substitute guaranty, Petrie was released from any guarantor liability. While no assurance can be given, Petrie believes that it has meritorious defenses to this action and will defend itself vigorously.

          As previously disclosed, a complaint was filed in New York State Supreme Court against Petrie, the Liquidating Trust and the Liquidating Trustees by five landlords and certain of their affiliates seeking declaratory relief and unspecified damages for breach of contract and fraud with respect to 146 store leases. The complaint alleges that the Liquidating Trust, as successor to Petrie, has liability as a guarantor of certain of these leases notwithstanding Petrie's receipt from these landlords of releases with respect to substantially all of the purported lease guarantees. On March 11, 1996, the defendants filed a motion to dismiss the complaint. During oral argument, on July 15, 1996, the court directed that the parties make certain additional submissions and scheduled additional oral argument for a later date. While no assurance can be given, the defendants believe that they have meritorious defenses to this action and will defend themselves vigorously.

           In addition to the foregoing, the Liquidating Trust is involved in other legal proceedings relating to its liquidation and defaults by Petrie Retail in respect of Assumed Obligations. The Liquidating Trust believes, based on available information, that, except as described above, it is unlikely that these items, individually or in the aggregate, will have a material adverse effect on the Liquidating Trust's liquidity or financial position.

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following discussion should be read in conjunction with the Financial Statements and the Notes thereto provided herein.

          As previously disclosed, Petrie sold its retail operations to PS Stores on December 9, 1994, and on January 24, 1995 (the date on which Petrie's shareholders approved the Plan of Liquidation), Petrie commenced its liquidation. As a result, effective January 28, 1995, Petrie changed its basis of accounting from a going-concern basis to a liquidation basis. Following the receipt of all necessary consents, approvals and clearances, Petrie will dissolve. For financial statement purposes, the Liquidating Trust is deemed to be the successor to Petrie, and the results of operations of Petrie for the relevant periods are presented in the financial statements of the Liquidating Trust. Beginning with the period ending December 31, 1996, the Liquidating Trust has adopted the calendar year as its fiscal year.

     RESULTS OF OPERATIONS

          The Liquidating Trust's net income (loss) for the three months ended June 30, 1996 and the period from January 23, 1996 to June 30, 1996 was $(7,471,000) and $22,476,000, respectively, as compared to net income (loss) of $28,750,000 and $(101,515,000) incurred by Petrie for the three months and six months ended July 29, 1995.

          As of August 12, 1996, the closing price per share of Toys Common Stock as reported on the New York Stock Exchange Composite Tape was $26 per share. In applying a liquidation basis of accounting, the Liquidating Trust has given effect in its results of operations to fluctuations in the market price of its Toys Common Stock, and has recorded an unrealized gain on the Toys Common Stock of $7,583,000 for the three months ended June 30, 1996 and $37,285,000 for the period from January 23, 1996 to June 30, 1996, respectively, compared with an unrealized gain of $51,118,000 for the three months ended July 29, 1995 and a net realized and unrealized loss of $(163,116,000) for the six months ended July 29, 1995.
     Petrie sold 610,700 shares of Toys Common Stock on May 26, 1995 and realized a loss of $3,149,000 thereon. As a result of the net realized and unrealized gain (loss) for the three and six months ended July 29, 1995, Petrie recorded income tax expense (credit) of $21,707,000 and $(63,986,000), respectively.

          For the three months ended June 30, 1996 and the period from January 23, 1996 to June 30, 1996, the Liquidating Trust incurred corporate overhead of $16,775,000 and $17,791,000, respectively, compared with $864,000 and $2,752,000 for the three months and six months ended July 29, 1995. Corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie including, but not limited to, legal fees, insurance, accounting fees, salaries, real estate advisory fees, transfer agent fees, printing and shareholder communications expenses and costs and expenses that the Liquidating Trust may have incurred as a result of Petrie Retail's bankruptcy filing. Increases in corporate overhead for the three months ended June 30, 1996 and the period from January 23, 1996 to June 30, 1996, as compared to the three months and six months ended July 29, 1995, result primarily from accruals for contingent guarantee liability relating to stores leases with respect to which Petrie Retail has announced plans to conduct going-out-of-business sales. See "-- Liquidity and Capital Resources." The Liquidating Trust intends to file a claim against Petrie Retail in the Bankruptcy Court in respect of any payments which are made by the Liquidating Trust for obligations that Petrie Retail or an affiliate thereof fails to perform as a result of Petrie Retail's bankruptcy filing. Additionally, the Liquidating Trust will assert a right of setoff in respect of any such payments against any claims Petrie Retail and its affiliates may have against Petrie or the Liquidating Trust, as successor to Petrie. The Liquidating Trust is unable to predict the timing or probability of the collection of these claims against Petrie Retail. See "-- Liquidity and Capital Resources."

          During the three months ended June 30, 1996 and the period from January 23, 1996 to June 30, 1996, the Liquidating Trust earned $1,721,000 and $2,982,000, respectively, in investment income, compared with $203,000 and $367,000 earned during the three months and six months ended July 29, 1995. The increase in investment income earned during the period ended June 30, 1996, as compared to the six months ended July 29, 1995, is the result of the Liquidating Trust's sale of shares of Toys Common Stock and the investment of the proceeds therefrom in short-term investments.

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

          The assets of the Liquidating Trust are subject to the terms of a letter agreement dated as of January 24, 1995, pursuant to which Petrie agreed with Toys "R" Us that, until such time as a hedge or similar arrangement which protects the value of the Toys Common Stock is in place, Petrie would retain, either individually or in combination, (i) cash in an amount of at least $177.5 million (the "Reserved Amount") or (ii) shares of Toys Common Stock having a market value (as of January 20, 1995) of at least twice the Reserved Amount, to secure the payment of Petrie's contingent liabilities. Pursuant to the terms of this letter agreement, the Liquidating Trust, as successor to Petrie, is presently required to retain substantially all of its assets (consisting of, at August 12, 1996, (i) 5,055,576 shares of Toys Common Stock, including the 3,493,450 shares of Toys Common Stock held in the escrow account, and (ii) approximately $128 million in cash and cash equivalents).

          As of August 12, 1996, the Liquidating Trust's 5,055,576 shares of Toys Common Stock had a market value of approximately $135.9 million, based upon a closing price per share of 26 , as reported on the New York Stock Exchange Composite Tape on August 12, 1996. During the fifty-two weeks prior to the date of this report, the price per share of Toys Common Stock has fluctuated from a high of $30 to a low of $201/2. No assurance can be given as to the future market prices of Toys Common Stock.

          As of August 12, 1996, the Liquidating Trust had approximately $128 million in cash and cash equivalents. The Liquidating Trust believes that it has sufficient liquid funds available to satisfy the liabilities of the Liquidating Trust that are likely to occur (including, without limitation, costs and expenses related to the administration of the Liquidating Trust such as legal fees, insurance, accounting fees, salaries, real estate advisory fees, transfer agent fees and printing and shareholder communication expenses). To the extent that the Liquidating Trust's liquid funds are insufficient to satisfy such liabilities, however, the Liquidating Trust will liquidate some or all of the remaining shares of Toys Common Stock that it holds. The Liquidating Trustees have determined not to approve any further distributions of shares of Toys Common Stock until the status of the Liquidating Trust's contingent liabilities is clarified. See "-- Contingent Liabilities."

     CONTINGENT LIABILITIES

          The Liquidating Trust's contingent liabilities primarily include liabilities relating to (i) guarantees of certain retail store leases, expiring at various times through 2011, to which Petrie Retail or an affiliate thereof is a party, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail fails to perform; (ii) Petrie's agreement with Petrie Retail to indemnify it for certain liabilities relating to Petrie Retail's withdrawal from the Multiemployer Plan; and (iii) an ongoing dispute with the IRS relating to the manner in which Petrie computed the basis of shares of Toys Common Stock transferred in connection with the exchange of certain of Petrie's exchangeable subordinated debentures in Petrie's 1989 fiscal year.

       Petrie Retail's Bankruptcy

          As previously reported, on October 12, 1995, Petrie Retail filed a voluntary petition for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. As a result of the bankruptcy filing, Petrie Retail has failed to perform certain of the Assumed Obligations, including, but not limited to, Assumed Obligations relating to store leases to which Petrie Retail or an affiliate thereof is a party, state taxes, employment agreements and certain other claims and contractual obligations. Accordingly, the Liquidating Trust may be required to make payments in respect of certain of the Assumed Obligations. The Liquidating Trust intends to file a claim against Petrie Retail in the Bankruptcy Court in respect of such payments. Additionally, the Liquidating Trust intends to assert a right of setoff in respect of any such payments against any claims Petrie Retail and its affiliates may have against Petrie. The Liquidating Trust is unable to predict the timing or probability of the collection of these claims against Petrie Retail.

          Store Leases. Since filing its petition for bankruptcy protection, Petrie Retail has closed approximately 550 of the roughly 1600 stores it operated prior to filing the petition, and in connection with the going-out-of-business sales described below (and subsequent lease rejections), additional stores are expected to be closed. Of the 550 closed stores, 385 relate to rejected leases and the remainder generally have expired or were terminated by mutual landlord and tenant consent. The Liquidating Trust, as successor to Petrie, is a guarantor of approximately 48 of the rejected leases, and its aggregate guarantee liability on those leases is approximately $18 million, which the Liquidating Trust, as successor to Petrie, has included in accrued expenses and other liabilities in the accompanying financial statements at June 30, 1996. Such aggregate guarantee liability has been reduced by approximately $2 million to take into account settlement agreements entered into and releases obtained by the Liquidating Trust. The Liquidating Trust's liability will be further reduced by, among other things, the extent to which new rent-paying tenants are found for the closed stores.

          On May 7, 1996, Petrie Retail filed a motion with the Bankruptcy Court to conduct going-out-of-business sales at 226 stores and indicated, without identifying the relevant leases, that it intended to close 12 additional stores where the leases have expired or are scheduled to expire in the near future. Of the 226 stores included in the May 7 motion, 31 have been terminated by mutual consent of the landlord and tenant, 16 have been assigned to new tenants and 140 have been rejected, which rejected leases are included in the analysis above. The Liquidating Trust expects that Petrie Retail will reject the remainder of the leases in the near future. The Liquidating Trust, as successor to Petrie, is a guarantor of approximately seven of the remaining leases. If Petrie Retail were to close all seven of the stores under such leases, the Liquidating Trust's aggregate guarantee liability on these leases would be approximately $4.5 million, which amount has been included in the Liquidating Trust's accrued expenses and other liabilities at June 30, 1996.

          No assurance can be given as to how many additional stores Petrie Retail will close for which the Liquidating Trust, as
     successor to Petrie, has guarantee liability.   If Petrie Retail were
     to close every store for which the Liquidating Trust, as successor to Petrie, believes it has liability as a lease guarantor, giving effect to all the lease guarantee releases executed by landlords and assuming that no mitigation or defense were successful, the Liquidating Trust's theoretical exposure relating to such leases, without giving effect to any present value discount, would be approximately $92 million (including the $18 million in aggregate liability relating to the rejected leases and the $4.5 million in aggregate liability relating to the going-out-of-business sales described above), with approximately $9.5 million coming due in the year ending December 31, 1996, approximately $17.5 million due in 1997, approximately $15.5 million due in 1998 and approximately $49.5 million due thereafter. As discussed in Item 1 above, landlords under leases relating to 146 stores operated by Petrie Retail or an affiliate thereof have alleged in a complaint that the Liquidating Trust, as successor to Petrie, has liability as a guarantor of certain leases notwithstanding Petrie's receipt from these landlords of releases of guarantees with respect to such leases. Based on the complaint, such alleged guarantor liability represents approximately $85 million in lease payments, without giving effect to any present value discount or rental payments made by Petrie Retail since the complaint was filed and assuming that all of the 146 stores which are the subject of these landlords' claims are closed and that the landlord in each case is unable to mitigate its damages. Approximately $2 million of this total relates to unreleased guarantees which have been included in the Liquidating Trust's previous estimates of its contingent lease liability. To date, 31 of the 146 leases, representing approximately $17.5 million in lease payments, based on the plaintiffs' liability estimates and without giving effect to any present value discount or mitigation, have been rejected by Petrie Retail. An additional 8 of the 146 leases, representing approximately $3.5 million in lease payments, based on the plaintiffs' liability estimates and without giving effect to any present value discount or mitigation, are the subject of Petrie Retail's May 7, 1996 motion to conduct going-out-of-business sales at 226 stores. The Liquidating Trust believes it has substantial legal defenses to these landlords' claims and is vigorously contesting such claims. Although the Liquidating Trust considers it unlikely, a decision by a court in favor of these landlords could have a material adverse effect on the Liquidating Trust's liquidity and financial condition.

          In addition, since Petrie Retail's bankruptcy filing, a dispute has arisen between the Liquidating Trust, on the one hand, and Petrie Retail and its affiliates, on the other, as to whether the Liquidating Trust, as successor to Petrie, or Petrie Retail and its affiliates is responsible as guarantor of 43 additional leases. The maximum theoretical exposure relating to such leases, based on the same assumptions set forth in the preceding paragraph and without giving effect to any present value discount, would be approximately
     $30 million, with approximately $2 million remaining due in the year ending December 31, 1996, approximately $5 million due in 1997, approximately $5 million due in 1998 and approximately $18 million due thereafter. To date, Petrie Retail has rejected 11 of such leases, representing approximately $7.5 million in potential liability. Such potential liability has been reduced by approximately $1 million to take into account the settlement agreements entered into and releases obtained by the Liquidating Trust. Two of the 43 leases, representing approximately $1.5 million in potential liability, were included in Petrie Retail's May 7, 1996 motion to conduct going-out-of-business sales at 226 stores and are leases which the Liquidating Trust expects that Petrie Retail will reject in the near future. The Liquidating Trust has included $9 million in respect of the aforementioned disputed leases in accrued expenses and other liabilities at June 30, 1996.

           The Liquidating Trust's lease exposure calculations reflect the estimated sum of all base rent and additional rent (such as taxes and common area charges) due under a lease through the end of the current lease term, but do not reflect any "percentage" rents, potential penalties, interest or other charges to which a landlord may be entitled. Such additional charges (which may in part be unenforceable) are not expected to materially increase the Liquidating Trust's lease guarantee liability.

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

          Employment Agreements. On October 23, 1995, Petrie Retail notified two former executives of Petrie (one of whom is a current director of Petrie) and the current President and Chief Executive Officer of Petrie (who is also a current director of Petrie) that as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of retail operations. On April 25, 1996, the Liquidating Trust, while preserving its rights against Petrie Retail, entered into settlement agreements with one of the former executives and the current President and Chief Executive Officer of Petrie. Pursuant to the settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under their respective agreements with Petrie. The total cost of these settlements to the Liquidating Trust was approximately $2.9 million (accrued for at January 22, 1996) of which approximately $2.0 million has been paid.

          State Taxes. On January 12, 1996, Petrie received a notice of final determination from the New Jersey Division of Taxation of a liability for New Jersey corporate income tax in the aggregate amount (including interest) of approximately $3.1 million. The liability, which related to Petrie's 1987, 1989, 1990, 1991, 1992 and 1993 tax
     years, was assumed by Petrie Retail in connection with the Sale. Additionally, the Liquidating Trust, as successor to Petrie, was assessed approximately $270,000 (excluding interest) in sales and use
     taxes for the years 1989 through 1995.   In May 1996, the Liquidating
     Trust paid the New Jersey Division of Taxation approximately $1.2 million in full settlement of its liability for New Jersey corporate income tax and sales and use taxes for the respective preiods described above in connection with New Jersey's tax amnesty program, which provided for interest to be forgiven and future penalties to be avoided upon receipt of payment for taxes owed.

       Multiemployer Plan

          Due to underfunding of the Multiemployer Plan, Petrie Retail and its affiliates incurred withdrawal liability under the Employee Retirement Income Security Act of 1974, as amended, upon their withdrawal from the Multiemployer Plan, effective January 31, 1995. By letter dated May 30, 1996, the Multiemployer Plan assessed withdrawal liability against Petrie Retail in the amount of approximately $9.4 million plus interest, to be paid in quarterly installments of approximately $317,000 commencing August 1, 1996 through and including August 1, 2006, with a final payment of approximately $18,000 due on November 1, 2006. In addition, the Multiemployer Plan assessed liability against Petrie Retail of approximately $2 million attributable to the Multiemployer Plan's failure to meet certain Internal Revenue Code minimum funding standards, which amount was payable on August 1, 1996. To the knowledge of the Liquidating Trust, as of August 12, 1996, Petrie Retail has not yet paid any amounts for its liabilities in connection with the Multiemployer Plan. In the event of a mass withdrawal by contributing employers from the Multiemployer Plan, the withdrawal liability allocated to Petrie Retail and its affiliates may be higher. Pursuant to the Retail Operations Stock Purchase Agreement, Petrie Retail and its affiliates are responsible for the first $10 million in withdrawal and related liabilities, with the next $50 million of such liabilities allocated 75 percent to the Liquidating Trust, as successor to Petrie, and 25 percent to Petrie Retail and its affiliates. It is unclear what effect, if any, Petrie Retail's bankruptcy filing may have upon the timing and amount of any payments the Liquidating Trust may be required to make under the agreement with respect to the Multiemployer Plan, but in no event does the Liquidating Trust believe that its maximum contractual liability will be increased as a result of Petrie Retail's bankruptcy filing. See "-- Petrie Retail's Bankruptcy."

       IRS Tax Dispute

          In connection with an audit being conducted by the IRS, the agent examining Petrie's federal tax return for its fiscal year ended January 28, 1989 raised an issue regarding the manner pursuant to which Petrie computed the basis of its Toys Common Stock transferred in connection with the exchange of certain of its exchangeable subordinated debentures. The examining agent has proposed an adjustment to Petrie's taxable income which would result in an additional federal tax liability, including interest, of approximately $53 million. The Liquidating Trust, as successor to Petrie, is contesting the agent's proposed adjustment in administrative proceedings. If the Liquidating Trust and the IRS are unable to resolve this matter in administrative proceedings, the Liquidating Trust intends to litigate its position. The Liquidating Trust believes that the agent's proposed adjustment is incorrect as a matter of law. Depending on how and when this issue is resolved with the IRS, there also may be due state and local taxes (and interest thereon).

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

          Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements relating to the status of the Liquidating Trust's contingent liabilities contained above in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Unaudited Financial Statements.

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

          (5) An unfavorable resolution of the Liquidating Trust's dispute with the IRS with respect to the manner in which Petrie computed the basis of its Toys Common Stock transferred in its fiscal year ended January 28, 1989 in connection with the exchange of certain of its exchangeable subordinated debentures;

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



                          PART II - OTHER INFORMATION

     ITEM 1.        LEGAL PROCEEDINGS.

                         The description of legal proceedings involving
                    the Liquidating Trust provided in Items 1 and 2 of
                    Part I is herein incorporated by reference as though fully set forth herein.

     ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  LIST OF EXHIBITS

                    Exhibit 27 -- Financial Data Schedule

               (b)  REPORTS ON FORM 8-K

                    None.


                                  SIGNATURES

          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                  PETRIE STORES LIQUIDATING TRUST

     Dated: August 13, 1996             By /s/ STEPHANIE R. JOSEPH
                                           _____________________________
                                        Stephanie R. Joseph
                                        Manager and Chief Executive Officer

     Dated: August 13, 1996             By /s/ H. BARTLETT BROWN
                                           _______________________________
                                        H. Bartlett Brown
                                        Assistant Manager, Chief Financial
                                        Officer and Principal Accounting
                                        Officer