Form 10-Q
period 1996-09-30
PETRIE STORES LIQUIDATING TRUST
filed 1996-11-14
CIK 77808

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                   FORM 10-Q
                               QUARTERLY REPORT
                    PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
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

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 11, 1996, there were 52,350,238 Units of Beneficial Interest outstanding.


                       PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

          INDEX TO FORM 10-Q

          PART I - FINANCIAL INFORMATION
                                                                      Page
          Item 1.  Financial Statements (unaudited)
                   Statements of Net Assets in Liquidation -
                      September 30, 1996 and January 22, 1996 . . .    2
                   Statements of Changes in Net Assets in
                      Liquidation - For the Three Months Ended
                      September 30, 1996 and October 28,
                      1995, the Period from January 23, 1996 to
                      September  30, 1996 and the Nine Months
                      Ended October 28, 1995  . . . . . . . . . . .    3
                   Notes to Unaudited Financial Statements  . . .      4
          Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations . . . . . . . . . . . . . . . . .    12

          PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings  . . . . . . . . . . . . . .     16
          Item 6.  Exhibits and Reports on Form 8-K . . . . . . .     16


                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

                    STATEMENTS OF NET ASSETS IN LIQUIDATION

                                (IN THOUSANDS)


                                                 September 30,   January 22,
                                                     1996        1996 (Pre-
                                                  (Unaudited)    decessor)
      Assets
      Cash and cash equivalents                  $  56,625     $ 63,647
      Cash and cash equivalents held in escrow      70,029       67,470

      Investments in common stock (including
        3,493,450 shares of Toys "R" Us
        common stock held in escrow)               147,244      106,799
                                                  ________     ________
     Total assets                                  273,898      237,916

      Liabilities
      Accrued expenses and other liabilities        44,762       35,322

      Total liabilities                             44,762       35,322

      Commitments and contingencies              _________      _______

      Net assets in liquidation                  $ 229,136     $202,594
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


                        PETRIE STORES LIQUIDATING TRUST
                     (SUCCESSOR TO PETRIE STORES CORPORATION)

              STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                 (UNAUDITED)
             (IN THOUSANDS, EXCEPT PER UNIT AND PER SHARE AMOUNTS)


                                                                                         Period From January
                                              Three Months Ended    Three Months Ended       23, 1996 to      Nine Months Ended
                                                September 30,        October 28, 1995       September 30,      October 28, 1995
                                                    1996             (Predecessor)              1996            (Predecessor)
                                              ------------------     -----------------   ------------------   ------------------

Net assets in liquidation at beginning of
  period                                          $  225,070             $  340,524           $ 202,594        $  836,470
                                                  ----------             ----------           ---------        ----------

Investment income                                      1,760                    291               4,742               658
Corporate overhead                                     (854)                (17,681)            (18,645)          (20,433)

Net realized and unrealized gain (loss)
  on Toys "R" Us common stock                          3,160                (78,051)              40,445         (241,167)
                                                 -----------             ----------           ----------       -----------
Income (loss) before income tax credit                 4,066                (95,441)              26,542         (260,942)
Income tax credit                                        ---                 21,970                 ---            85,956
                                                ------------             ----------           ----------        ----------
Net income (loss) for the period                       4,066                (73,471)              26,542         (174,986)

Distribution of 5,235,035 and 31,408,753 shares,
respectively, of Toys "R" Us common stock,
      net of related deferred taxes                      ---               (85,168)                 ---         (479,599)
                                                ------------         --------------       -------------       -----------

Increase (decrease) in net assets                      4,066              (158,639)              26,542         (654,585)
                                                ------------         --------------          ----------       -----------
Net assets in liquidation at
  end of period                                  $   229,136           $    181,885           $ 229,136         $ 181,885
                                                 ===========           ============           =========         =========

Net income (loss) per unit or share              $      0.08           $   (1.40)             $  0.51          $ (3.34)
                                                  ============         ============           =========        ==========

Weighted average number of units
  or shares                                           52,350                 52,350              52,350            52,350
                                                ============          =============         ===========       ===========


See accompanying notes.



                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

     NOTES TO UNAUDITED FINANCIAL STATEMENTS

     SEPTEMBER 30, 1996

     1.   INTERIM REPORTING

          The accompanying unaudited financial statements of the Petrie Stores Liquidating Trust (the "Liquidating Trust") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted
     accounting principles for complete financial statements.   In the
     opinion of the Liquidating Trust, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presenta-tion have been included. Results for the period from January 23, 1996 to September 30, 1996 are not necessarily indicative of the
     results that may be expected for the current fiscal year.   For
     further information, reference is made to the financial statements and footnotes thereto included in the Liquidating Trust's Annual Report on Form 10-K for the period ended January 22, 1996.

     2.   BASIS OF PRESENTATION

          The Liquidating Trust is the successor to Petrie Stores Corpora-tion ("Petrie"). Prior to December 9, 1994, Petrie operated a chain of retail stores that specialized in women's apparel and were located throughout the United States (including Puerto Rico and the U.S.
     Virgin Islands).   At Petrie's Annual Meeting, held on December 6,
     1994,  Petrie's shareholders approved the sale of Petrie's retail
     operations (the "Sale").   On December 9, 1994, pursuant to a Stock
     Purchase Agreement, dated as of August 23, 1994 and amended as of November 3, 1994 (the "Retail Operations Stock Purchase Agreement"), PS Stores Acquisition Corp. ("PS Stores") purchased all of the stock of Petrie Retail, Inc., a former subsidiary of Petrie to which all of Petrie's retail operations had been transferred ("Petrie Retail").
     At Petrie's Reconvened Annual Meeting, held on January 24, 1995, Petrie's shareholders approved (i) an exchange of shares of Toys "R" Us, Inc. ("Toys 'R' Us") common stock ("Toys Common Stock") with Toys "R" Us (Note 3) and (ii) the liquidation and dissolution of Petrie pursuant to a plan of liquidation and dissolution (the "Plan of Liquidation").

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

          Since the Succession Date, Petrie has been preparing for its dissolution. On November 6, 1996, Petrie submitted a Certificate of Dissolution with the New York State Department of Taxation and Finance. The Certificate of Dissolution will be filed with the Secretary of State of the State of New York and become effective upon the receipt of all necessary consents and clearances. Petrie is otherwise inactive.

          Beginning with the period ending December 31, 1996, the Liqui-dating Trust has adopted the calendar year as its fiscal year. A liquidation basis of accounting was implemented as of January 28, 1995. The statements of net assets in liquidation at September 30, 1996 and January 22, 1996 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

          The Liquidating Trust is a complete pass-through entity for federal income taxes and, accordingly, is not subject to income tax. Instead, each holder of Units of Beneficial Interest in the Liquidat-ing Trust is required to take into account, in accordance with such holder's method of accounting, his pro rata share of the Liquidating Trust's items of income, gain, loss, deduction or credit, regardless of the amount or timing of distributions to such holder.

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

          The assets of the Liquidating Trust are subject to the terms of a letter agreement, dated as of January 24, 1995, pursuant to which Petrie agreed with Toys "R" Us that, until such time as a hedge or similar arrangement which would protect the value of the Toys Common Stock is in place, Petrie will retain, either individually or in combination, (i) cash in an amount of at least $177.5 million (the "Reserved Amount") or (ii) shares of Toys Common Stock having a market value (as of January 20, 1995) of at least twice the Reserved Amount, to secure the payment of Petrie's contingent liabilities (Note 4). At November 11, 1996, the Liquidating Trust, as successor to Petrie, was required to retain substantially all of its assets.

          The price per share of Toys Common Stock, as reported by the New York Stock Exchange Composite Tape, increased from $28-1/2 per share at June 28, 1996 (the last business day prior to the end of the quarter ended June 30, 1996) to $29-1/8 per share at September 30, 1996 .

     4.   COMMITMENTS AND CONTINGENCIES

          As successor to Petrie, the Liquidating Trust has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to (i) guaran-tees of certain retail store leases, expiring at various times through 2011, to which Petrie Retail or an affiliate thereof is a party, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail fails to perform, (ii) Petrie's agree-ment with Petrie Retail to indemnify it for certain liabilities relating to Petrie Retail's withdrawal from the United Auto Workers District 65 Security Plan Pension Fund (the "Multiemployer Plan") and
     (iii) an ongoing dispute with the Internal Revenue Service (the "IRS") relating to the manner in which Petrie computed the basis of shares of Toys Common Stock transferred in connection with the exchange of certain of Petrie's exchangeable subordinated debentures in fiscal year 1989. The Liquidating Trust accrues liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters. At September 30, 1996, the Liquidating Trust, as successor to Petrie, has accrued approximately $42 million for contingent liabilities. As the scope of these liabilities becomes better defined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition or liquidity.

          On October 12, 1995, Petrie Retail filed a voluntary petition for reorganization relief under Chapter 11 of the Federal Bankruptcy Code with the United States Bankruptcy Court for the Southern Dis-trict of New York (the "Bankruptcy Court"). As a result of its bankruptcy filing, Petrie Retail has failed to perform or make payment with respect to certain of the Assumed Obligations, includ-ing, but not limited to, Assumed Obligations relating to store leases to which Petrie Retail or an affiliate thereof is a party, state taxes, employment agreements and certain other claims and contractual obligations. Accordingly, the Liquidating Trust has been and may continue to be required to make payments in respect of certain of the Assumed Obligations. The Liquidating Trust intends to file a claim in the Bankruptcy Court against Petrie Retail in respect of any such payments. Additionally, the Liquidating Trust intends to assert a right of setoff in respect of any such payments against any claims Petrie Retail and its affiliates may have against Petrie and the Liquidating Trust, as successor to Petrie. The Liquidating Trust is unable to predict the timing or probability of the collection of these claims against Petrie Retail.

          Since filing its petition for bankruptcy protection, Petrie Retail has closed approximately 600 of the roughly 1600 stores it operated prior to filing the petition, and in connection with the going-out-of-business sales described below (and the subsequent lease rejections), additional stores are expected to be closed. Of the 600 closed stores, 403 relate to rejected leases and the remainder of the leases generally have expired or were terminated by mutual landlord and tenant consent. The Liquidating Trust, as successor to Petrie, is a guarantor of approximately 52 of the rejected leases and its aggregate guarantee liability on those leases is approximately $24 million, which the Liquidating Trust, as successor to Petrie, has included in accrued expenses and other liabilities in the accompany-ing financial statements at September 30, 1996. Such aggregate guarantee liability has been reduced by approximately $5 million to take into account settlement agreements entered into and releases obtained by the Liquidating Trust. The Liquidating Trust's lease guarantee liability will be further reduced by, among other things, the extent to which new rent-paying tenants are found for the closed stores.

          During 1996, Petrie Retail has obtained approval from the Bankruptcy Court to conduct going-out-of-business sales at an aggre-gate of 615 stores. Of the leases relating to such stores, 403 have been rejected (as discussed above), 53 have been terminated by mutual consent of the landlord and tenant, 21 have been assigned to new tenants and approximately 81 have expired The Liquidating Trust expects that Petrie Retail will reject the remainder of these leases in the near future. The Liquidating Trust, as successor to Petrie, is a guarantor of three of these remaining leases. If Petrie Retail were to close all three of the stores under such leases, the Liqui-dating Trust's aggregate guarantee liability on these leases would be approximately $4 million, which amount has been included in the Liquidating Trust's accrued expenses and other liabilities at Septem-ber 30, 1996.

          No assurance can be given as to the number of additional stores to be closed by Petrie Retail with respect to which the Liquidating
     Trust has guarantee liability.   If Petrie Retail were to close every
     store for which the Liquidating Trust, as successor to Petrie, believes it has liability as a lease guarantor (giving effect to all the lease guarantee releases executed by landlords) and every store for which the Liquidating Trust disputes its guarantor liability (as more fully discussed in the following paragraph), assuming that no mitigation or defense were successful, the Liquidating Trust's theoretical exposure relating to such leases, without giving effect to any present value discount, would be approximately $115 million, with approximately $4 million coming due in the year ending December 31, 1996, approximately $16 million due in 1997, approximately $15 million due in 1998 and approximately $80 million due thereafter. Such exposure includes the $24 million in aggregate liability relat-ing to the rejected leases and the $4 million in aggregate liability relating to the going-out-of-business sales described above. As discussed below, landlords under leases relating to 135 stores (which number represents a reduction from the 146 stores previously report-
     ed) operated by Petrie Retail or an affiliate thereof have alleged in a complaint that the Liquidating Trust, as successor to Petrie, has liability as a guarantor of certain leases notwithstanding Petrie's receipt from these landlords of releases of guarantees with respect to such leases. Based on the complaint, such alleged guarantor liability represents approximately $85 million in lease payments, without giving effect to any present value discount or rental pay-ments made by Petrie Retail since the complaint was filed and assum-ing that all of the 135 stores which are the subject of these landlords' claims are closed and that the landlord in each case is unable to mitigate its damages. The Liquidating Trust believes it has substantial legal defenses to these landlords' claims and is vigorously contesting such claims. Although the Liquidating Trust considers it unlikely, a decision by a court in favor of these landlords could have a material adverse effect on the Liquidating Trust's liquidity and financial condition.

          The amounts described in the preceding three paragraphs include amounts relating to a dispute between the Liquidating Trust, on the one hand, and Petrie Retail and its affiliates, on the other, as to whether the Liquidating Trust, as successor to Petrie, or Petrie Retail and its affiliates is responsible as guarantor of 43 leases. The maximum theoretical exposure relating to such disputed leases (which exposure is included in the amounts described in the preceding three paragraphs), based on the same assumptions set forth in the three preceding paragraphs and without giving effect to any present value discount, would be approximately $29 million, with approximate-ly $1.5 million coming due in the year ending December 31, 1996, approximately $5 million due in 1997, approximately $4.5 million due in 1998 and approximately $18 million due thereafter. The $24 million accrual with respect to rejected leases includes $7.5 million in respect of 11 of the disputed leases which have been rejected.

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

          On October 23, 1995, Petrie Retail notified two former execu-tives of Petrie (one of whom is a current director of Petrie) and the current President and Chief Executive Officer of Petrie (who is also a current director of Petrie) that, as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obliga-tions under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of the retail operations. On April 25, 1996, the Liquidating Trust, while preserving its rights against Petrie Retail, entered into settlement agreements with one of the former executives and the current President and Chief Executive Officer of Petrie. Pursuant to the settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under their respective agreements with Petrie. The total cost of these settlements to the Liquidating Trust was approximately $2.9 million (accrued for at January 22, 1996) of which approximately $2.0 million has been paid.

          Effective January 31, 1995, Petrie Retail withdrew from the Multiemployer Plan. Due to underfunding of the Multiemployer Plan, Petrie Retail and its affiliates have incurred liability under the Employee Retirement Income Security Act of 1974, as amended. By letter dated May 30, 1996, the Multiemployer Plan assessed withdrawal liability against Petrie Retail in the amount of approximately $9.4 million plus interest, to be paid in quarterly installments of approximately $317,000 commencing August 1, 1996 through and includ-ing August 1, 2006, with a final payment of approximately $18,000 due on November 1, 2006. In addition, the Multiemployer Plan assessed liability against Petrie Retail of approximately $2 million attribut-able to the Multiemployer Plan's failure to meet certain Internal Revenue Code minimum funding standards, which amount was payable on August 1, 1996. To the knowledge of the Liquidating Trust, as of November 11, 1996, Petrie Retail has not yet paid any amounts for its liabilities in connection with the Multiemployer Plan. In the event of a mass withdrawal by contributing employers from the Multiemployer Plan, the withdrawal liability allocated to Petrie Retail and its affiliates may be higher. Pursuant to the Retail Operations Stock Purchase Agreement, Petrie Retail and its affiliates are responsible for the first $10 million in withdrawal and related liabilities, with the next $50 million of such liabilities allocated 75 percent to the Liquidating Trust, as successor to Petrie, and 25 percent to Petrie Retail and its affiliates. It is unclear what effect, if any, Petrie Retail's bankruptcy filing may have upon the timing and amount of any payments the Liquidating Trust may be required to make under the agreement with respect to the Multiemployer Plan, but in no event does the Liquidating Trust believe that its maximum contractual liability will be increased as a result of Petrie Retail's bankruptcy filing.

          In connection with an audit being conducted by the IRS, the agent examining Petrie's federal tax return for its fiscal year ended January 28, 1989 raised an issue regarding the manner pursuant to which Petrie computed the basis of its Toys Common Stock transferred in connection with the exchange of certain of its exchangeable subordinated debentures. The examining agent has proposed an adjust-ment to Petrie's taxable income which would result in an additional federal tax liability, including interest, of approximately $53 million. The Liquidating Trust, as successor to Petrie, is contest-ing the agent's proposed adjustment in administrative proceedings.
     If the Liquidating Trust and the IRS are unable to resolve this matter in administrative proceedings, the Liquidating Trust intends to litigate its position. The Liquidating Trust believes that the agent's proposed adjustment is incorrect as a matter of law. Depend-ing on how and when this issue is resolved with the IRS, there also may be due state and local taxes (and interest thereon).

          The Liquidating Trust believes that adequate accruals have been established in the accompanying financial statements to provide for any losses that may be incurred with respect to the aforementioned contingencies.

          Set forth below are the principal suits to which Petrie and the Liquidating Trust, as successor to Petrie, are defendants.

          As previously disclosed, actions were commenced in the New York State Supreme Court against Petrie, its directors and certain former members of its senior management alleging that, among other things, Petrie's directors violated their fiduciary duties of loyalty and fair dealing in connection with the sale of Petrie's retail opera-tions, Petrie's directors failed to adequately explore third-party interest and thus did not maximize shareholder value and PS Stores was in possession of non-public information that allowed it to purchase the retail operations at an inadequate price. On March 29, 1996, the New York State Supreme Court dismissed the consolidated action with prejudice. On May 10, 1996, the plaintiffs filed a notice of appeal with the Appellate Division, First Department, of New York State Supreme Court with respect to the dismissal.

          As previously disclosed, a complaint was filed in New Mexico District Court against Petrie by a landlord for a retail store which had been operated by an affiliate of Petrie Retail prior to Petrie Retail's rejection of the underlying lease in Bankruptcy Court. The complaint alleged that, in light of Petrie Retail's failure to perform its obligations under the lease, Petrie has liability as a guarantor for the amount due under the lease. Petrie answered the complaint, denying liability. The parties agreed to a settlement, effective as of November 4, 1996, and the complaint was dismissed.

          As previously disclosed, a complaint was filed in New York State Supreme Court against Petrie, the Liquidating Trust and the Liquidat-ing Trustees by five landlords and certain of their affiliates seeking declaratory relief and unspecified damages for breach of contract and fraud with respect to 146 store leases (which number was subsequently reduced to 135 store leases in an amended complaint). The complaint alleges that the Liquidating Trust, as successor to Petrie, has liability as a guarantor of certain of these leases, notwithstanding Petrie's receipt from these landlords of releases with respect to substantially all of the purported lease guarantees. On March 11, 1996, the defendants filed a motion to dismiss the complaint. On September 18, 1996, plaintiffs represented to the court that they intended to file an amended complaint, and, as a result, defendants withdrew their motion to dismiss. Defendants are required to answer or otherwise move with respect to the proposed amended complaint by December 2, 1996. While no assurance can be given, the defendants intend to defend themselves vigorously and believe that they have meritorious defenses to this action.

          In June 1988, a complaint was filed in California Superior Court against Petrie, as successor-in-interest on a lease, and other defendants by a landlord for cleanup costs associated with a gasoline leakage from storage tanks at the site of a former gas station. On June 16, 1992, the trial court found Petrie liable for $470,000 in compensatory damages and $163,284 in costs and attorneys' fees, plus interest on such amounts from October 1, 1992 (which, as of November 15, 1996, will be approximately $261,121). On September 19, 1996, the trial court's decision was affirmed by the California Court of Appeals. The Liquidating Trust intends to seek reimbursement from certain of the other defendants for all or a portion of the foregoing amounts, but there can be no assurance that the Liquidating Trust will be able to obtain reimbursement of any of such amounts.

          On or about October 30, 1996, a complaint was filed in New York Supreme Court by an insurance company and its affiliates against Petrie and the Liquidating Trust, as successor to Petrie, seeking payment of retrospective premium adjustments relating to insurance coverage from 1988 through 1995. The plaintiffs seek damages in the amount of $1,728,183 with interest from October 31, 1996, plus damages in respect of anticipatory breach of obligations to pay future premium adjustments and attorneys' fees and costs. The Liquidating Trust is required to answer the complaint by November 20, 1996.

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

          As previously disclosed, Petrie sold its retail operations to PS Stores on December 9, 1994, and on January 24, 1995 (the date on which Petrie's shareholders approved the Plan of Liquidation), Petrie commenced its liquidation. As a result, effective January 28, 1995, Petrie changed its basis of accounting from a going-concern basis to a liquidation basis. Following the receipt of all necessary con-sents, approvals and clearances, Petrie will dissolve. For financial statement purposes, the Liquidating Trust is deemed to be the succes-sor to Petrie, and the results of operations of Petrie for the relevant periods are presented in the financial statements of the Liquidating Trust. Beginning with the period ending December 31, 1996, the Liquidating Trust has adopted the calendar year as its fiscal year.

     RESULTS OF OPERATIONS

          The Liquidating Trust's net income for the three months ended September 30, 1996 and the period from January 23, 1996 to September 30, 1996 was $ 4,066,000 and $26,542,000, respectively, as compared to net loss of $73,471,000 and $174,986,000 incurred by Petrie for the three months and nine months ended October 28, 1995.

          As of November 11, 1996, the closing price per share of Toys Common Stock as reported on the New York Stock Exchange Composite Tape was $36-3/8 per share. In applying a liquidation basis of accounting, the Liquidating Trust has given effect in its results of operations to fluctuations in the market price of its Toys Common Stock, and has recorded an unrealized gain on the Toys Common Stock of $3,160,000 for the three months ended September 30, 1996 and $40,445,000 for the period from January 23, 1996 to September 30, 1996, respectively, compared with a net realized and unrealized loss of $78,051,000 for the three months ended October 28, 1995 and $241,167,000 for the nine months ended October 28, 1995. As a result of the net realized and unrealized loss for the three and nine months ended October 28, 1995, Petrie recorded an income tax credit of $21,970,000 and $85,936,000, respectively.

          For the three months ended September 30, 1996 and the period from January 23, 1996 to September 30, 1996, the Liquidating Trust incurred corporate overhead of $854,000 and $18,645,000, respective-ly, compared with $17,681,000 and $20,433,000 for the three months and nine months ended October 28, 1995. Corporate overhead generally consists of costs and expenses related to the liquidation and disso-lution of Petrie including, but not limited to, costs and expenses that the Liquidating Trust may have incurred as a result of Petrie Retail's bankruptcy, legal fees, insurance, accounting fees, sala-ries, real estate advisory fees, transfer agent fees, and printing and shareholder communications expenses. The decrease in corporate overhead for the three months ended September 30, 1996 as compared to the three months ended October 28, 1995 resulted primarily from the accrual in 1995 of $15 million related to Petrie's liability as guarantor of certain leases to which Petrie Retail or one of its subsidiaries is a party and $2 million related to certain other liabilities Petrie may have incurred as a result of Petrie Retail's bankruptcy filing. The Liquidating Trust intends to file a claim against Petrie Retail in the Bankruptcy Court in respect of any payments which are made by the Liquidating Trust for obligations that Petrie Retail or an affiliate thereof fails to perform as a result of Petrie Retail's bankruptcy filing. Additionally, the Liquidating Trust will assert a right of setoff in respect of any such payments against any claims Petrie Retail and its affiliates may have against Petrie or the Liquidating Trust, as successor to Petrie. The Liqui-dating Trust is unable to predict the timing or probability of the collection of these claims against Petrie Retail. See "-- Liquidity and Capital Resources."

          During the three months ended September 30, 1996 and the period from January 23, 1996 to September 30, 1996, the Liquidating Trust earned $1,760,000 and $4,742,000, respectively, in investment income, compared with $291,000 and $658,000 earned during the three months and nine months ended October 28, 1995. The increase in investment income earned during the period ended September 30, 1996, as compared to the nine months ended October 28, 1995, is the result of the Liquidating Trust's sale of shares of Toys Common Stock and the investment of the proceeds therefrom in short-term investments.

     LIQUIDITY AND CAPITAL RESOURCES

          As previously disclosed, Petrie has placed 3,493,450 shares of Toys Common Stock into an escrow account and $67.5 million in cash equivalents (the interest on which has subsequently been withdrawn and reinvested outside of the collateral account by the Liquidating Trust, as permitted by the applicable agreement) into a collateral account. These assets were placed into these accounts to secure Petrie's obligations relating to certain contingent liabilities pursuant to the terms of the Toys Acquisition Agreement, the Retail Operations Stock Purchase Agreement and other agreements with Toys "R" Us and/or PS Stores. See "-- Contingent Liabilities."

          The assets of the Liquidating Trust are subject to the terms of a letter agreement dated as of January 24, 1995, pursuant to which Petrie agreed with Toys "R" Us that, until such time as a hedge or similar arrangement which protects the value of the Toys Common Stock is in place, Petrie would retain, either individually or in combina-tion, (i) cash in an amount of at least $177.5 million (the "Reserved Amount") or (ii) shares of Toys Common Stock having a market value (as of January 20, 1995) of at least twice the Reserved Amount, to secure the payment of Petrie's contingent liabilities. Pursuant to the terms of this letter agreement, the Liquidating Trust, as succes-sor to Petrie, is presently required to retain substantially all of its assets.

          As of November 11, 1996, the Liquidating Trust's 5,055,576 shares of Toys Common Stock had a market value of approximately $183.9 million, based upon a closing price per share of $36-3/8, as reported on the New York Stock Exchange Composite Tape. During the fifty-two weeks prior to the date of this report, the price per share of Toys Common Stock has fluctuated from a high of $37-5/8 to a low of $20-1/2. No assurance can be given as to the future market prices of Toys Common Stock.

          As of November 11, 1996, the Liquidating Trust had approximately $126 million in cash and cash equivalents. The Liquidating Trust believes that it has sufficient liquid funds available to satisfy the liabilities of the Liquidating Trust that are likely to occur (in-cluding, without limitation, costs and expenses related to the administration of the Liquidating Trust such as legal fees, insur-ance, accounting fees, salaries, real estate advisory fees, transfer agent fees and printing and shareholder communication expenses). To the extent that the Liquidating Trust's liquid funds are insufficient to satisfy such liabilities, however, the Liquidating Trust will liquidate some or all of the remaining shares of Toys Common Stock that it holds. The Liquidating Trustees have determined not to approve any further distributions of shares of Toys Common Stock until the status of the Liquidating Trust's contingent liabilities is clarified.

          As more fully described in Item 1 of Part I, the Liquidating Trust's contingent liabilities primarily include liabilities relating to (i) guarantees of certain retail store leases, expiring at various times through 2011, to which Petrie Retail or an affiliate thereof is a party, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale to the extent that Petrie Retail fails to perform; (ii) Petrie's agreement with Petrie Retail to indemnify it for certain liabilities relating to Petrie Retail's withdrawal from the Multiemployer Plan; and (iii) an ongoing dispute with the IRS relating to the manner in which Petrie computed the basis of shares of Toys Common Stock transferred in connection with the exchange of certain of Petrie's exchangeable subordinated debentures in Petrie's 1989 fiscal year. See "Notes to Unaudited Financial Statements."

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

          Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements relating to the status of the Liquidating Trust's contingent liabilities contained above in "Management's Discussion and Analysis of Financial Condition and Results of Opera-tions" and "Notes to Unaudited Financial Statements."

          The Liquidating Trust wishes to caution readers that in addition to factors that may be described elsewhere in this Form 10-Q, the following important factors, among others, could cause the Liquidat-ing Trust's assets and liabilities to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Liquidating Trust, and could materially affect the Liquidating Trust's financial condition and liquidity:

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

          (8) The effects of, and changes in, laws and regulations and other activities of federal and local governments, agencies and similar organizations; and

          (9) The costs and other effects of other legal and administra-tive cases and proceedings, settlements and claims relating to the Liquidating Trust's contingent liabilities.


                          PART II - OTHER INFORMATION

     ITEM 1.        LEGAL PROCEEDINGS.

                         The description of legal proceedings involving
                    the Liquidating Trust provided in Item 1 of Part I is herein incorporated by reference as though fully set forth herein.

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

                                   PETRIE STORES LIQUIDATING TRUST

     Dated: November 13, 1996           By /s/ STEPHANIE R. JOSEPH
                                           _______________________
                                        Stephanie R. Joseph
                                        Manager and Chief Executive Officer

     Dated: November 13, 1996           By /s/ H. BARTLETT BROWN
                                           _________________________
                                           H. Bartlett Brown
                                           Assistant Manager, Chief Financial
                                           Officer and Principal Accounting
                                           Officer