Form 10-K405
period 1996-12-31
PETRIE STORES LIQUIDATING TRUST
filed 1997-03-31
CIK 77808

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
                                 ANNUAL REPORT

                    PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                               ----------------

FOR THE PERIOD ENDED DECEMBER 31, 1996           COMMISSION FILE NUMBER: 0-3777

                        PETRIE STORES LIQUIDATING TRUST
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               NEW YORK                              22-6679945
                                        (I.R.S. EMPLOYER IDENTIFICATION NO.)
    (STATE OR OTHER JURISDICTION OF
    INCORPORATION OR ORGANIZATION)

  70 ENTERPRISE AVENUE SECAUCUS, NEW                     07094
                JERSEY                               (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

Registrant's telephone number, including area code: (201) 422-0496

Securities registered pursuant to Section 12(b) of the Act:

                                     None

Securities registered pursuant to Section 12(g) of the Act:

                         Units of Beneficial Interest

                               (Title of Class)

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  As of March 25, 1997, the most recent practicable date prior to the printing of this report, there were 52,350,238 Units of Beneficial Interest outstanding; and the aggregate market value of the Units of Beneficial Interest held by nonaffiliates was $68,072,243, based upon the average of the bid and asked prices on March 25, 1997 of $2.8125 per Unit of Beneficial Interest (as quoted on the OTC Bulletin Board).

DOCUMENTS INCORPORATED BY REFERENCE:

  None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

PART I

 Item 1.  Business........................................................     1
 Item 2.  Properties......................................................     2
 Item 3.  Legal Proceedings...............................................     2
 Item 4.  Submission of Matters to a Vote of Security Holders.............     4
 PART II
          Market for the Registrant's Common Equity and Related Security
 Item 5.  Holder Matters..................................................     5
 Item 6.  Selected Financial Data.........................................     6
          Management's Discussion and Analysis of Financial Condition and
 Item 7.  Results of Operations...........................................     7
 Item 8.  Financial Statements and Supplementary Data.....................    14
          Changes in and Disagreements with Accountants on Accounting and
 Item 9.  Financial Disclosure............................................    14
 PART III
 Item 10. Directors and Executive Officers of the Registrant..............    15
 Item 11. Executive Compensation..........................................    16
 Item 12. Security Ownership of Certain Beneficial Owners and Management..    17
 Item 13. Certain Relationships and Related Transactions..................    18
 PART IV
          Exhibits, Financial Statements, Schedules and Reports on Form 8-
 Item 14. K...............................................................    19

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  The Petrie Stores Liquidating Trust (the "Liquidating Trust") is the successor to Petrie Stores Corporation, a New York corporation that was dissolved effective February 5, 1997 ("Petrie"). Since January 24, 1995, Petrie (and from January 22, 1996, the Liquidating Trust) has been in liquidation pursuant to Petrie's shareholder-approved Plan of Liquidation and Dissolution (the "Plan of Liquidation"). Prior to December 9, 1994, the date on which Petrie sold its retail operations (as more fully described below), Petrie and its subsidiaries operated a chain of retail stores that specialized in the sale of women's apparel.

  During its fiscal year ended January 28, 1995, Petrie undertook a reorganization of its operations in order to separate its investment in Toys "R" Us, Inc. ("Toys 'R' Us") from its retail operations and distribute its shares of Toys "R" Us common stock, par value $.01 per share ("Toys Common Stock"), to Petrie's shareholders without the incurrence of any significant federal income tax by Petrie or its shareholders. In connection with such reorganization, on December 9, 1994, Petrie completed the sale (the "Sale") to PS Stores Acquisition Corp. ("PS Stores") of all of the stock of Petrie's former subsidiary, Petrie Retail, Inc. ("Petrie Retail"), which then owned all of Petrie's retail operations, for $190 million in cash plus the assumption of certain of Petrie's liabilities. The Sale was consummated pursuant to a Stock Purchase Agreement, dated August 23, 1994 and amended on November 3, 1994, between Petrie and WP Investors, Inc., an affiliate of E.M. Warburg, Pincus & Co., Inc. (the "Retail Operations Stock Purchase Agreement").

  On January 24, 1995, Petrie exchanged (the "Exchange") with Toys "R" Us 39,853,403 shares of Toys Common Stock held by Petrie, plus $165 million in cash derived from the Sale, for 42,076,420 shares of Toys Common Stock, pursuant to an Acquisition Agreement, dated April 20, 1994 and amended on May 10, 1994, between Petrie and Toys "R" Us (the "Toys Acquisition Agreement"). The Toys Acquisition Agreement had required, among other things, that Petrie sell its retail operations prior to the consummation of the Exchange and that, following the Exchange, Petrie liquidate and dissolve and distribute to its shareholders all of its remaining assets, less an adequate provision for Petrie's actual and contingent liabilities.

  Since January 24, 1995, the date on which Petrie's shareholders approved the Plan of Liquidation, Petrie has (i) placed 3,493,450 shares of Toys Common Stock into an escrow account to secure the payment of Petrie's contingent liabilities pursuant to the terms of the Toys Acquisition Agreement, the Retail Operations Stock Purchase Agreement and other agreements with Toys "R" Us and/or PS Stores; (ii) made two liquidating distributions to its shareholders of an aggregate of 31,410,144 shares of Toys Common Stock; and
(iii) sold an aggregate of 6,610,700 shares of Toys Common Stock (including 1,000,000 shares sold by the Liquidating Trust).

  Petrie had also placed 3,200,082 shares of Toys Common Stock in a collateral account (the "Collateral Account") pursuant to the terms of an Amended and Restated Cash Collateral and Pledge Agreement, dated as of December 9, 1994 and amended as of January 24, 1995, among Petrie, PS Stores, certain subsidiaries of PS Stores, and Custodial Trust Company, as Collateral Agent (the "Amended and Restated Cash Collateral Agreement"). On December 19, 1995, the Amended and Restated Cash Collateral Agreement was further amended and restated and, pursuant thereto, the 3,200,082 shares of Toys Common Stock held in the Collateral Account were released to Petrie in exchange for Petrie's deposit of $67.5 million in cash equivalents into the Collateral Account. The cash equivalents placed in the Collateral Account pursuant to the Amended and Restated Cash Collateral Agreement secure the obligation of the Liquidating Trust, as successor to Petrie, to indemnify PS Stores for liabilities relating to (i) Petrie Retail's withdrawal from a multiemployer pension plan and (ii) a dispute with the Internal Revenue Service (the "IRS"), which was settled for approximately $11.3 million on March 14, 1997. In connection with such settlement, PS Stores has agreed, and Petrie Retail has agreed subject to approval by the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"), to request the Collateral Agent to transfer $30 million in short-term investments from the Collateral Account to an account of the Liquidating Trust. See Item 7 and Notes to Financial Statements.

  The Liquidating Trust was established pursuant to an Agreement and Declaration of Trust, dated as of December 6, 1995, between Petrie and the trustees named therein (the "Liquidating Trust Agreement"). Pursuant to the Liquidating Trust Agreement, on January 22, 1996 (the "Succession Date"), Petrie transferred its assets (then consisting of approximately $131 million in cash, cash equivalents and short-term investments and 5,055,576 shares of Toys Common Stock) to, and its remaining fixed and contingent liabilities were assumed by (the "Succession"), the Liquidating Trust. Each holder of Petrie common stock, par value $1.00 per share ("Petrie Common Stock"), as of the close of business on the Succession Date, became the holder of one unit of beneficial interest in the Liquidating Trust ("Unit of Beneficial Interest") for each share of Petrie Common Stock owned by such shareholder. Certificates representing shares of Petrie Common Stock were automatically deemed to represent a corresponding number of Units of Beneficial Interest.

  The Liquidating Trust's activities are limited to winding up Petrie's affairs in furtherance of the Plan of Liquidation. The Liquidating Trust was established to enable Petrie to liquidate prior to fully winding up its affairs, in accordance with the terms of a private letter ruling received by Petrie from the IRS on November 15, 1994. The Liquidating Trust Agreement prohibits the Liquidating Trustees from entering into or engaging in any trade or business on behalf of the Liquidating Trust or the Beneficiaries and from receiving any property, making any distribution, satisfying or discharging any claims, expenses, charges, liabilities or obligations or otherwise taking any action which, in any case, is inconsistent with Petrie's complete liquidation (as such term is used in and interpreted under Sections 368(a)(1)(C) and (a)(2)(G) of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations promulgated thereunder).

  The Liquidating Trust is a complete pass-through entity for federal income tax purposes and, accordingly, is not subject to federal income tax. Instead, each holder of Units of Beneficial Interest in the Liquidating Trust is required to take into account, in accordance with such holder's method of accounting, his pro rata share of the Liquidating Trust's items of income, gain, loss, deduction or credit, regardless of the amount or timing of distributions to such holder.

  The principal executive offices of the Liquidating Trust are located at 70 Enterprise Avenue, Secaucus, New Jersey 07094 (telephone (201) 422-0496).

EMPLOYEES

  The Liquidating Trust has two part-time employees, Stephanie R. Joseph and
H. Bartlett Brown. Ms. Joseph serves as Manager and Chief Executive Officer of the Liquidating Trust. Mr. Brown serves as Assistant Manager and Chief Financial Officer of the Liquidating Trust.

ITEM 2. PROPERTIES.

  Other than the Liquidating Trust's principal executive offices, which are subleased from Petrie Retail, the Liquidating Trust neither owns nor leases any real property.

  As successor to Petrie, the Liquidating Trust is a guarantor of certain leases to which Petrie Retail or an affiliate is a party. See Item 7 and Notes to Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.

  In connection with Petrie's liquidation, Petrie and its former directors, the Liquidating Trust and the Liquidating Trustees have been named as parties in various actions, some of which are discussed below. The majority of these suits relate to obligations that Petrie Retail assumed in connection with the Sale but has failed to perform as a result of its bankruptcy filing on October 12, 1995 with the Bankruptcy Court. See Item 7 and Notes to Financial Statements. As discussed further in Item 7, to the extent that the Liquidating Trust makes any payments with respect to such actions, the Liquidating Trust intends to file claims against Petrie Retail in the Bankruptcy Court in respect of such payments. The Liquidating Trust is unable to predict the timing or probability of the collection of these claims against Petrie Retail. Additionally, tax refunds aggregating $7,535,192, to which Petrie Retail claims it is entitled, are being held in an escrow account. The Liquidating Trust will assert a setoff right against such escrowed funds as a result of payments made by the Liquidating Trust in respect of obligations of Petrie Retail. As noted below, Petrie Retail has filed a complaint in the Bankruptcy Court alleging that Petrie and the Liquidating Trust are improperly withholding such tax refunds and is seeking, among other things, the immediate release of such funds to Petrie Retail.

  (1) Aventura Malls Venture, et al. v. Petrie Stores Corporation et al.

  As previously disclosed, on February 7, 1996, a complaint was filed in New York State Supreme Court against Petrie, the Liquidating Trust and the Liquidating Trustees by five landlords and certain of their affiliates seeking declaratory relief and unspecified damages for breach of contract and fraud with respect to 146 store leases. The complaint alleged that the Liquidating Trust, as successor to Petrie, has liability as a guarantor of certain of these leases, notwithstanding Petrie's receipt from these landlords of releases with respect to substantially all of the purported lease guarantees. On March 11, 1996, the defendants filed a motion to dismiss the complaint. On September 18, 1996, the plaintiffs represented to the court that they intended to file an amended complaint, and, as a result, the defendants withdrew their motion to dismiss. On December 2, 1996, the plaintiffs served their amended complaint, which now seeks damages only against Petrie and the Liquidating Trust, adds a claim for negligent misrepresentation and reduces to 135 the number of store leases subject to the action. The defendants moved to dismiss the amended complaint and oral argument was heard on January 24, 1997. The court has not rendered its decision on the defendants' motion to dismiss. While no assurances can be given, the defendants believe that they have meritorious defenses to this action and will defend themselves vigorously. See
Item 7 "--Contingent Liabilities."

  (2) Petrie Retail, Inc. v. Petrie Stores Corporation and Petrie Stores Liquidating Trust

  On February 28, 1997, an adversary complaint was filed by Petrie Retail in the Bankruptcy Court alleging that Petrie and the Liquidating Trust are improperly withholding tax refunds in the amount of $7,535,192 purportedly due to Petrie Retail. Petrie Retail seeks, among other things, (i) a declaration that those funds are the property of Petrie Retail, (ii) a turnover of these funds to Petrie Retail plus accrued interest, (iii) a mandatory injunction requiring the release of those funds to Petrie Retail, (iv) the imposition of a constructive trust on those funds, (v) a finding of contempt against Petrie and the Liquidating Trust for purportedly violating the automatic stay provisions of section 362(a)(3), (6) and (7) of the United States Bankruptcy Code, and (vi) an order requiring the defendants to pay attorneys' fees, costs and disbursements incurred by Petrie Retail in connection with this action. While no assurances can be given, the defendants believe that they have meritorious defenses to this action and will defend themselves vigorously.

  (3) Zurich Insurance Company, et al. v. Petrie Stores Corporation et al.

  As previously disclosed, on or about October 30, 1996, a complaint was filed in New York State Supreme Court by an insurance company and its affiliates against Petrie and the Liquidating Trust, as successor to Petrie, seeking payment of retrospective premium adjustments relating to insurance agreements entered into by Petrie for the policy terms 1988/89 through and including 1994/95. The plaintiffs seek an amount no less than $1,728,183 with interest from October 31, 1996 plus damages in respect of defendants' alleged anticipatory breach of their obligations to pay future premium adjustments and attorneys' fees and costs. The parties have agreed in principle, subject to the execution of definitive documentation, to settle the case for the principal amount claimed, without interest thereon, fees or other costs.

  (4) Roseville Square Partners v. Carlsbad Apparel Corporation et al.

  On or about November 7, 1996, a complaint was filed in the Superior Court of Orange County, California against Carlsbad Apparel Corporation (a former subsidiary of Petrie), Petrie and certain unnamed agents or employees of the defendants. The complaint alleges breach of contract with respect to a lease to which Carlsbad Apparel Corporation is a party. The complaint also alleges that Petrie has liability as a guarantor of the lease, notwithstanding Petrie's receipt from the landlord of a release with respect to that guaranty. The plaintiff alleges, among other things, that it did not accept the amendment to the lease which provided for Petrie's eventual release from its guaranty and the substitution of a new guarantor of the lease, that it did not receive the new Petrie Retail guaranty and that Petrie Retail was an inappropriate guarantor of the lease. The subject lease was rejected by its tenant on or about August 15, 1996 in connection with the bankruptcy case of Petrie Retail. The plaintiff seeks past rent in an amount in excess of $14,833, common area maintenance charges in an amount in excess of $2,348, taxes in an amount in excess of $4,637, interest, late charges as liquidated damages, attorneys' fees and costs, and the additional amount due under the remainder of the lease which totals in excess of $562,000. The plaintiff seeks to hold Petrie liable for these amounts as guarantor. The defendants filed an answer to the complaint on January 27, 1997. While no assurances can be given, the Liquidating Trust believes that, as successor to Petrie, it has meritorious defenses to this action and will defend itself vigorously.

  (5) LaSalle National Trust, N.A., et al. v. Petrie Stores Corporation et al.

  On or about January 30, 1997, a complaint was filed in the New York State Supreme Court, alleging that Petrie and the Liquidating Trust breached nine lease guarantees. The plaintiffs allege that the defendants are liable for $505,720 with respect to the nine leases, including $413,445 in rent and other charges on two of the subject guaranteed leases, which leases have been rejected by their tenants in connection with the bankruptcy case of Petrie Retail, and $92,275 in rent and other charges on the remaining seven guaranteed leases, which leases have not been rejected. The plaintiffs seek monetary damages, attorneys' fees, costs and disbursements, as well as a declaration that the defendants are liable under the guarantees for all unpaid amounts that may become due in the future and that the defendants not make any further distributions unless and until they have set aside adequate funds to cover liabilities, present and prospective, asserted in the action. The defendants have not yet answered or otherwise responded to the complaint.

  (6) Weingart Foundation v. Petrie Stores Corporation

  As previously disclosed, in June 1988, a complaint was filed in California Superior Court against Petrie, as successor-in-interest on a lease, and other defendants by a landlord for cleanup costs associated with a gasoline leakage from storage tanks at the site of a former gas station. On June 16, 1992, the trial court found Petrie liable for $470,000 in compensatory damages and $163,284 in costs and attorneys' fees, plus interest on such amounts from October 1, 1992. On September 19, 1996, the trial court's decision was affirmed by the California Court of Appeals. Leave for rehearing was subsequently denied, and judgment was entered against Petrie. In February and March 1997, the Liquidating Trust paid to the plaintiff an aggregate of approximately $911,000. The Liquidating Trust intends to seek reimbursement from its insurer, certain of the other defendants and Petrie Retail, but there can be no assurance that the Liquidating Trust will be able to obtain reimbursement.

  In addition to the foregoing, the Liquidating Trust is involved in other legal proceedings relating to its liquidation and defaults by Petrie Retail in respect of obligations assumed by Petrie Retail in connection with the Sale. Though no assurances may be given, the Liquidating Trust believes, based on available information, that it is unlikely that these additional items, individually or in the aggregate, will have a material adverse effect on the Liquidating Trust's liquidity or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS.

UNITS OF BENEFICIAL INTEREST

  Since January 23, 1996, the Units of Beneficial Interest have been quoted on the OTC Bulletin Board under the symbol "PSTLS." The high and low closing bid prices per Unit of Beneficial Interest and per Unit cash dividends are shown below:

                                                        HIGH     LOW   DIVIDEND
                                                       ------- ------- --------
Period Ended December 31, 1996:
  First quarter (from January 23, 1996 to March 31,
   1996).............................................. $2.9375 $2       $ .00
  Second quarter (ended June 30, 1996)................ $2.9375 $2.6875  $ .00
  Third quarter (ended September 30, 1996)............ $2.75   $2.25    $ .00
  Fourth quarter (ended December 31, 1996)............ $2.75   $2.3125  $ .00
Year Ending December 31, 1997:
  First quarter (through March 25, 1997).............. $2.875  $2.25    $ .00

  As of March 25, 1997, the most recent practicable date prior to the printing of this report, there were approximately 3,100 holders of record of Units of Beneficial Interest. The Liquidating Trust has not made any liquidating distributions since its establishment. The Liquidating Trustees have determined not to approve any liquidating distributions of cash or Toys Common Stock to holders of Units of Beneficial Interest until the status of the Liquidating Trust's contingent liabilities is clarified.

ITEM 6. SELECTED FINANCIAL DATA.

  Set forth below are selected consolidated financial data of the Liquidating Trust (which includes financial data of Petrie) at and for the periods ended January 22, 1996 and December 31, 1996 and for each of the fiscal years in the three-year period ended January 28, 1995. For financial statement presentation purposes, a liquidation basis of accounting was implemented as of, and for the periods subsequent to, January 28, 1995. Operating results and financial data for each of the fiscal years in the three-year period ended January 28, 1995 are presented on a going-concern basis.

                               PERIOD ENDED                 FISCAL YEAR ENDED
                         ------------------------ --------------------------------------
                         DECEMBER 31, JANUARY 22, JANUARY 28,   JANUARY 29,  JANUARY 30,
                           1996(6)    1996(5)(6)    1995(1)    1994(1)(2)(3) 1993(1)(4)
                         ------------ ----------- -----------  ------------- -----------
                              (IN THOUSANDS, EXCEPT PER SHARE OR PER UNIT AMOUNTS)
Corporate overhead......   $(30,304)   $ (25,321) $     (430)          --          --
Interest expense........                              (8,605)   $  (10,066)   $(10,066)
Investment income.......      6,467        1,793       1,293           --          --
Net realized and
 unrealized gain (loss)
 on investments.........     44,572     (244,583)        --            --          --
                           --------    ---------  ----------    ----------    --------
Income (loss) from
 continuing operations
 before income tax
 benefit................     20,735     (268,111)     (7,742)      (10,066)    (10,066)
                           --------    ---------  ----------    ----------    --------
Income (loss) from
 continuing operations..     20,735     (154,277)     (6,628)       (6,543)     (6,141)
Income (loss) from
 discontinued
 operations, net of
 income taxes...........        --           --     (410,027)      (42,140)     20,983
Cumulative effect of
 changes in accounting
 principles.............        --           --          --         10,685         --
                           --------    ---------  ----------    ----------    --------
    Net income (loss)...   $ 20,735    $(154,277) $ (416,655)   $  (37,998)   $ 14,842
                           ========    =========  ==========    ==========    ========
Income (loss) per share
 or unit:
  Income (loss) from
   continuing
   operations...........   $    .40    $   (2.95) $     (.14)   $     (.14)   $   (.13)
  Income (loss) from
   discontinued
   operations...........        --           --        (8.61)         (.90)        .45
  Cumulative effect of
   changes in accounting
   principles...........        --           --          --            .23         --
                           --------    ---------  ----------    ----------    --------
    Net income (loss)...   $    .40    $   (2.95) $    (8.75)   $     (.81)   $    .32
                           ========    =========  ==========    ==========    ========
Dividends per share or
 unit...................   $    --     $     --   $      .15    $      .20    $    .20
                           ========    =========  ==========    ==========    ========
Weighted average number
 of shares or units.....     52,350       52,350      47,600        46,768      46,758
                           ========    =========  ==========    ==========    ========
Total assets............   $275,707    $ 237,916  $1,274,147    $2,187,807    $906,062
                           ========    =========  ==========    ==========    ========
Long-term obligations...   $    --     $     --   $      --     $  124,952    $124,974
                           ========    =========  ==========    ==========    ========

--------
(1) Effective December 9, 1994, Petrie sold its retail operations to PS Stores. Accordingly, the assets related to the retail operations are excluded from the total assets at January 28, 1995. Operating results for prior years have been restated to conform to the fiscal year 1995 presentation.
(2) Fiscal year ended January 29, 1994 includes a restructuring charge of $35,000,000 ($22,225,000 net of taxes or $.48 per share) and cumulative effect of changes in accounting for investments and income taxes, which decreased the net (loss) by $10,685,000 ($.23 per share).
(3) Total assets at January 29, 1994, include an increase of $1,340,462,000 as a result of carrying investments in common stock at a fair market value of $1,517,677,000 due to the adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."
(4) Fiscal year ended January 30, 1993 includes a charge against earnings in connection with the granting of stock options to two executive officers amounting to approximately $3,400,000 ($2,100,000 net of taxes or $.04 per share).
(5) Total assets at January 22, 1996, reflect Petrie's first and second liquidating distributions of 26,175,109 shares (including 1,391 shares of Toys Common Stock distributed to certain former shareholders of Winkelman Stores Incorporated (a former subsidiary of Petrie) in respect of their interests in the first distribution) and 5,235,035 shares of Toys Common Stock on March 24, 1995 and August 15, 1995, respectively, and the sales of (a) 610,700 shares of Toys Common Stock on May 26, 1995, (b) an aggregate of 3,000,000 shares of Toys Common Stock on October 25 and 26, 1995 and (c) an aggregate of 2,000,000 shares of Toys Common Stock from December 28, 1995 through January 4, 1996.
(6) The increase in corporate overhead charges during the periods ended January 22, 1996 and December 31, 1996, is primarily due to accruals made for additional costs and expenses that the Liquidating Trust may have incurred as a result of Petrie Retail's bankruptcy. For the periods ended December 31, 1996 and January 22, 1996, such overhead includes $22 million and $15 million, respectively, relating to the liability of the Liquidating Trust, as successor to Petrie, as a guarantor of certain leases to which Petrie Retail or one of its affiliates is a party and $4 million and $5 million, respectively, relating to certain other liabilities Petrie may have incurred as a result of Petrie Retail's bankruptcy. Corporate overhead also consists of other costs and expenses related to the liquidation and dissolution of Petrie including, but not limited to, legal fees, accounting fees, salaries, insurance, real estate advisory fees, transfer agent fees and printing and shareholder communications expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion should be read in conjunction with the Financial Statements and the Notes thereto of the Liquidating Trust, as successor to Petrie.

  As previously disclosed, Petrie sold its retail operations to PS Stores on December 9, 1994, and on January 24, 1995 (the date on which Petrie's shareholders approved the Plan of Liquidation), Petrie commenced its liquidation. As a result, effective January 28, 1995, Petrie changed its basis of accounting from a going-concern basis to a liquidation basis. During the periods ended December 31, 1996 and January 22, 1996, the Liquidating Trust's activities have been limited to continuing Petrie's liquidation in furtherance of the Plan of Liquidation. For financial statement purposes, the Liquidating Trust is deemed to be the successor to Petrie, and the results of operations of Petrie are presented in the financial statements of the Liquidating Trust. Beginning with the period ended December 31, 1996, the Liquidating Trust has adopted the calendar year as its fiscal year.

RESULTS OF OPERATIONS

  Period Ended December 31, 1996 Compared to the Period Ended January 22, 1996

  The Liquidating Trust's net income for the period ended December 31, 1996 was $20,735,000, as compared to a net loss of $154,277,000 for the period ended January 22, 1996.

  The market price per share of Toys Common Stock fluctuated during the period ended December 31, 1996 as follows:

                                                         CLOSING
         DATE                                             PRICE
         ----                                            -------
         January 22, 1996...............................  $21 1/8
         March 29, 1996.................................  $ 27
         June 28, 1996..................................  $28 1/2
         September 30, 1996.............................  $29 1/8
         December 31, 1996..............................  $29 7/8

  As of March 25, 1997, the most recent practicable date prior to the printing of this report, the closing price per share of Toys Common Stock as reported on the New York Stock Exchange (the "NYSE") Composite Tape was $29 1/4 per share. In applying a liquidation basis of accounting, the Liquidating Trust, as successor to Petrie, has given effect in its results of operations to the fluctuation in the market price of its Toys Common Stock during the periods ended December 31, 1996 and January 22, 1996, and the sale of 5,610,700 shares of Toys Common Stock during the period ended January 22, 1996 and has recorded an unrealized gain on the Toys Common Stock for the period ended December 31, 1996 of $44,236,000 compared with a net realized and unrealized loss of $244,583,000 for the period ended January 22, 1996. As a result of the succession of the Liquidating Trust to the assets and liabilities of Petrie, the Liquidating Trust recorded an income tax credit for the period ended January 22, 1996 of $113,834,000 resulting from a reduction in deferred taxes. Prior to adopting a liquidation basis of accounting, unrealized gains/losses on the Toys Common Stock, net of related taxes, resulted in adjustments to shareholders' equity.

  For the period ended December 31, 1996, the Liquidating Trust, as successor to Petrie, incurred corporate overhead of $30,304,000 compared with $25,321,000 for the period ended January 22, 1996. Corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie including, but not limited to, costs and expenses that the Liquidating Trust may have incurred as a result of Petrie Retail's bankruptcy, legal fees, insurance, accounting fees, salaries, real estate advisory fees, transfer agent fees and printing and shareholder communications expenses. The increase in corporate overhead charges during the period ended December 31, 1996 is primarily due to the accrual in such period of an additional $22 million relating to the liability of the Liquidating Trust, as successor to Petrie, as a guarantor of certain leases to which Petrie Retail or one of its subsidiaries is a party, as compared to $15 million in the period ended January 22, 1996, and the accrual in the period ended December 31, 1996 of an additional $4 million relating to certain other liabilities the Liquidating Trust may have incurred as a result of Petrie Retail's bankruptcy filing, as compared to $5 million during the period ended January 22, 1996. The Liquidating Trust intends to file a claim against Petrie Retail in the Bankruptcy Court in respect of any payments which are made by the Liquidating Trust for obligations that Petrie Retail or an affiliate thereof has failed to perform as a result of Petrie Retail's bankruptcy. Additionally, tax refunds aggregating $7,535,192, to which Petrie Retail claims it is entitled, are being held in an escrow account. The Liquidating Trust will assert a setoff right against such escrowed funds as a result of payments made by the Liquidating Trust in respect of obligations of Petrie Retail. As noted above, Petrie Retail has filed a complaint in the Bankruptcy Court alleging that Petrie and the Liquidating Trust are improperly withholding such tax refunds and is seeking, among other things, the immediate release of such funds to Petrie Retail. See "--Liquidity and Capital Resources."

  During the period ended December 31, 1996, the Liquidating Trust, as successor to Petrie, earned $6,467,000 in investment income as compared to $1,793,000 earned during the period ended January 22, 1996. The increase in investment income earned during the period ended December 31, 1996, as compared to the period ended January 22, 1996, is the result of the Liquidating Trust's sale of shares of Toys Common Stock and the investment of the proceeds therefrom in short-term investments.

  Period Ended January 22, 1996 Compared to the Year Ended January 28, 1995

  The Liquidating Trust's net loss for the period ended January 22, 1996 was $154,277,000, as compared to a loss from continuing operations of $6,628,000 for the fiscal year ended January 28, 1995.

  The market price per share of Toys Common Stock fluctuated during the period ended January 22, 1996 as follows:

                                                         CLOSING
         DATE                                             PRICE
         ----                                            -------
         January 28, 1995...............................   $30
         April 29, 1995.................................  $25 3/8
         July 29, 1995..................................  $28 3/4
         October 28, 1995...............................  $22 1/8
         January 22, 1996...............................  $21 1/8

  In applying a liquidation basis of accounting, the Liquidating Trust, as successor to Petrie, gave effect in its results of operations to the fluctuation in the market price of its Toys Common Stock and the sale of 5,610,700 shares of Toys Common Stock during the period and recorded a net realized and unrealized loss on the Toys Common Stock for the period ended January 22, 1996 of $244,583,000. As a result of the net realized and unrealized loss and the succession of the Liquidating Trust to the assets and liabilities of Petrie, the Liquidating Trust recorded an income tax credit for the period ended January 22, 1996 of $113,834,000 resulting from a reduction in deferred taxes.

  For the period ended January 22, 1996, the Liquidating Trust, as successor to Petrie, incurred corporate overhead of $25,321,000 compared with $430,000 for the fiscal year ended January 28, 1995. The increase in corporate overhead charges during the period ended January 22, 1996 was primarily due to accruals made for additional costs and expenses that the Liquidating Trust may have incurred as a result of Petrie Retail's bankruptcy, including $15 million relating to the liability of the Liquidating Trust, as successor to Petrie, as a guarantor of certain leases for which no releases had been obtained and which Petrie Retail or one of its affiliates has failed to perform, and $5 million relating to certain other liabilities the Liquidating Trust may have incurred as a result of Petrie Retail's bankruptcy filing.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

  As previously disclosed, the Liquidating Trust is required to hold 3,493,450 shares of Toys Common Stock in an escrow account and, prior to the settlement with the IRS discussed below, $67.5 million in short-term investments in a collateral account. These assets were placed into these accounts to secure Petrie's obligations relating to certain contingent liabilities pursuant to the terms of the Toys Acquisition Agreement, the Retail Operations Stock Purchase Agreement and other agreements with Toys "R" Us and PS Stores. See "--Contingent Liabilities."

  The assets of the Liquidating Trust are subject to the terms of a letter agreement dated as of January 24, 1995 (the "Side Letter Agreement"), pursuant to which Petrie agreed with Toys "R" Us that, until such time as a hedge or similar arrangement is in place, Petrie would retain, either individually or in combination, (i) cash in an amount of at least $177.5 million (the "Reserved Amount") or (ii) shares of Toys Common Stock having a market value (using the per share price on January 20, 1995) of at least twice the Reserved Amount, to secure the payment of Petrie's contingent liabilities. Pursuant to the terms of the letter agreement, the Liquidating Trust, as successor to Petrie, is presently required to retain substantially all of its assets.

  In accordance with the Plan of Liquidation, at various times between January 23, 1997 and February 5, 1997, the Liquidating Trust sold an aggregate of 1,000,000 shares of Toys Common Stock for approximately $25.5 million (after brokerage commissions and fees). Such sales were made in order for the Liquidating Trust to reduce its exposure to the risk associated with holding equity securities of one issuer. While the Liquidating Trustees have not, as of the date of this report, approved any further sales of Toys Common Stock, no assurances can be given that they will not determine to approve further sales of Toys Common Stock.

  As of March 25, 1997, the Liquidating Trust's 4,055,576 shares of Toys Common Stock (including the 3,493,450 shares of Toys Common Stock held in the Escrow Account) had a market value of approximately $118.6 million, based upon a closing price per share of $29 1/4, as reported on the NYSE Composite Tape. During the fifty-two weeks prior to the close of business on March 25, 1997, the price per share of Toys Common Stock has fluctuated from a high of $37 5/8 to a low of $23 3/4. No assurance can be given as to the future market prices of Toys Common Stock.

  As of March 25, 1997, the Liquidating Trust had approximately $137 million in cash, cash equivalents and investments in U.S. Treasury obligations. The Liquidating Trust believes that it has sufficient liquid funds available to satisfy the liabilities of the Liquidating Trust that are likely to occur in the near future (including, without limitation, costs and expenses related to the administration of the Liquidating Trust such as legal fees, insurance, accounting fees, salaries, real estate advisory fees, transfer agent fees and printing and shareholder communication expenses). To the extent that the Liquidating Trust's liquid funds are insufficient to satisfy such liabilities, however, the Liquidating Trust will sell some or all of the remaining shares of Toys Common Stock that it holds. The Liquidating Trust will also sell some or all of the remaining shares of Toys Common Stock that it holds to the extent that the Liquidating Trustees determine that such dispositions are necessary to reduce the Liquidating Trust's exposure to the risk associated with holding equity securities of one issuer. The Liquidating Trust has not made any liquidating distributions since its establishment. The Liquidating Trustees have determined not to approve liquidating distributions of cash or Toys Common Stock to holders of Units of Beneficial Interest until the status of the Liquidating Trust's contingent liabilities is clarified. See "-- Contingent Liabilities."

CONTINGENT LIABILITIES

  As successor to Petrie, the Liquidating Trust has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to (i) guarantees of certain retail store leases, expiring at various times through 2011, to which Petrie Retail or an affiliate thereof is a party, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail fails to perform, and (ii) Petrie's agreement with Petrie Retail to indemnify it for certain liabilities relating to Petrie Retail's withdrawal from the United Auto Workers District 65 Security Plan Pension Fund (the "Multiemployer Plan"). The Liquidating Trust accrues liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters. At December 31, 1996, the Liquidating Trust, as successor to Petrie, had accrued approximately $38 million for contingent liabilities. As the scope of these liabilities becomes better defined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition or liquidity.

  Petrie Retail's Bankruptcy

  On October 12, 1995, Petrie Retail filed a voluntary petition for reorganization relief under Chapter 11 of the Federal Bankruptcy Code with the Bankruptcy Court. As a result of its bankruptcy filing, Petrie Retail has failed to perform or make payment with respect to certain of the Assumed Obligations, including, but not limited to, Assumed Obligations relating to store leases to which Petrie Retail or an affiliate thereof is a party, state taxes, employment agreements and certain other claims and contractual obligations. Accordingly, the Liquidating Trust has been and may continue to be required to make payments in respect of certain of the Assumed Obligations. The Liquidating Trust intends to file a claim in the Bankruptcy Court against Petrie Retail in respect of any such payments. The Liquidating Trust is unable to predict the timing or probability of the collection of these claims against Petrie Retail. Additionally, tax refunds aggregating $7,535,192, to which Petrie Retail claims it is entitled, are being held in an escrow account. The Liquidating Trust will assert a setoff right against such escrowed funds as a result of payments made by the Liquidating Trust in respect of obligations of Petrie Retail. As noted below, Petrie Retail has filed a complaint in the Bankruptcy Court alleging that Petrie and the Liquidating Trust are improperly withholding such tax refunds and is seeking, among other things, the immediate release of such funds to Petrie Retail.

  Store Leases. Since filing its petition for bankruptcy protection, Petrie Retail has closed approximately 655 of the roughly 1600 stores it operated prior to filing the petition. According to Petrie Retail's filings with the Bankruptcy Court, of the 655 closed stores, approximately 455 relate to rejected leases and the remainder of the leases generally have expired or were terminated by mutual landlord and tenant consent. Petrie had guaranteed approximately 75 of the rejected leases. After taking into effect settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains a guarantor of 43 of the rejected leases and its aggregate guarantee liability with respect to these leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, is approximately $20 million, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 1996.

  On January 16, 1997, Petrie Retail obtained approval from the Bankruptcy Court to conduct going-out-of-business sales at an aggregate of approximately 110 stores. While conducting its going-out-of-business sales at these locations, Petrie Retail is attempting to assign, with Bankruptcy Court approval, the subject leases to third party retailers. According to Petrie Retail's filings with the Bankruptcy Court, during 1995 and 1996, of the over 500 stores at which Petrie Retail conducted going-out-of-business sales, Petrie Retail was able to assign approximately 20 leases to third party retailers. Petrie Retail has already rejected approximately 35 of these leases (which number is included in the number of rejected leases in the preceding paragraph) and if Petrie Retail is not able to locate a suitable assignee for the remaining leases, Petrie Retail will likely reject such remaining leases in the near future. The Liquidating Trust, as successor to Petrie, is a guarantor of 32 of the leases relating to the approximately 110 stores where Petrie Retail is conducting going-out-of-business sales. If Petrie Retail were to close all 32 of the stores under such leases, the Liquidating Trust's aggregate guarantee liability with respect to such leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, would be approximately $14 million, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 1996.

  No assurance can be given as to the number of additional stores to be closed by Petrie Retail with respect to which the Liquidating Trust has guarantee liability. If Petrie Retail were to close every store for which the Liquidating Trust, as successor to Petrie, believes it has liability as a lease guarantor (giving effect to all the lease guarantee releases executed by landlords) and every store for which the Liquidating Trust disputes its guarantor liability (as more fully discussed in the following paragraph), assuming that no mitigation or defense were successful, the Liquidating Trust's theoretical exposure relating to such leases, without giving effect to any present value discount, would be approximately $100 million, with approximately $12 million coming due in the remainder of the year ending December 31, 1997, approximately $16 million due in 1998, approximately $14 million due in 1999, and approximately $58 million due thereafter. Such exposure includes the $20 million in aggregate liability relating to the rejected leases and the $14 million in aggregate liability relating to store leases which are the subject of the going-out-of-business sales described above.

  The Liquidating Trust, on the one hand, and Petrie Retail and its affiliates, on the other, are in dispute as to whether the Liquidating Trust, as successor to Petrie, or Petrie Retail and its affiliates is responsible as guarantor of 43 leases. The following amounts, which have been calculated using the same assumptions set forth above and without giving effect to any present value discount, have been included in the Liquidating Trust's lease liability calculations in the preceding three paragraphs with respect to the disputed leases: (i) the $20 million in liability with respect to rejected leases includes $5 million in guarantee liability with respect to the disputed leases; (ii) the $14 million in liability with respect to stores where Petrie Retail is conducting going-out-of-business sales includes $9 million with respect to the disputed leases; and (iii) the $100 million in maximum theoretical exposure includes $24 million with respect to the disputed leases.

  As discussed in Item 3 above, landlords under leases relating to 135 stores operated by Petrie Retail or an affiliate thereof have alleged in a complaint that the Liquidating Trust, as successor to Petrie, has liability as a guarantor of certain leases notwithstanding Petrie's receipt from these landlords of releases of guarantees with respect to substantially all of such leases. Without giving effect to any present value discount, but giving effect to rental payments made by Petrie Retail since the complaints were filed and assuming that all of the 135 stores which are the subject of these landlords' claims are closed and that the landlord in each case is unable to mitigate its damages, the Liquidating Trust estimates that the alleged guarantor liability currently represents approximately $67 million in lease payments. The Liquidating Trust believes it has substantial legal defenses to these landlords' claims and is vigorously contesting such claims. While a decision by a court in favor of these landlords could have a material adverse effect on the Liquidating Trust's liquidity and financial condition, based on available information and developments to date, the Liquidating Trust believes that such an outcome is unlikely.

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

  Employment Agreements. On October 23, 1995, Petrie Retail notified three former executives of Petrie that, as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of the retail operations.

  On April 25, 1996, the Liquidating Trust entered into settlement agreements with two of the former executives. Pursuant to such settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under their respective agreements with Petrie. The total cost of these settlements to the Liquidating Trust was approximately $2.9 million (of which approximately $900,000 remained unpaid and was included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 1996).

  On January 27, 1997, the Liquidating Trust entered into a settlement agreement with the estate of the third executive. Pursuant to such settlement agreement, the Liquidating Trust agreed to pay the former executive's estate substantially all the amounts due under such executive's agreement with Petrie. The total cost of such settlement to the Liquidating Trust was approximately $345,000, which amount was included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 1996.

  State Taxes. On January 12, 1996, Petrie received a notice of final determination from the New Jersey Division of Taxation of a liability for New Jersey corporate income tax in the aggregate amount (including interest) of approximately $3.1 million. The liability, which related to Petrie's 1987, 1989, 1990, 1991, 1992 and 1993 tax years, was assumed by Petrie Retail in connection with the Sale. Additionally, the Liquidating Trust, as successor to Petrie, was assessed approximately $270,000 (excluding interest) in sales and use taxes for the years 1989 through 1995. In May 1996, the Liquidating Trust paid the New Jersey Division of Taxation approximately $1.2 million in full settlement of the liability for New Jersey corporate income tax and sales and use taxes for the respective periods described above in connection with New Jersey's tax amnesty program, which provided for interest to be forgiven and future penalties to be avoided upon receipt of payment for taxes owed.

  Multiemployer Plan.

  Effective January 31, 1995, Petrie Retail withdrew from the Multiemployer Plan. Due to underfunding of the Multiemployer Plan, Petrie Retail and its affiliates have incurred liability under the Employee Retirement Income Security Act of 1974, as amended. By letter dated May 30, 1996 (the "Assessment Letter"), the Multiemployer Plan assessed withdrawal liability against Petrie Retail in the amount of approximately $9.4 million plus interest, to be paid in quarterly installments of approximately $317,000 commencing August 1, 1996 through and including August 1, 2006, with a final payment of approximately $18,000 due on November 1, 2006. In addition, the Multiemployer Plan assessed liability against Petrie Retail of approximately $2 million attributable to the Multiemployer Plan's failure to meet certain Internal Revenue Code minimum funding standards, which amount was payable on August 1, 1996. To the knowledge of the Liquidating Trust, as of February 28, 1997, Petrie Retail has not yet paid any amounts for its liabilities in connection with the Multiemployer Plan. In the event of a mass withdrawal by contributing employers from the Multiemployer Plan, the withdrawal liability allocated to Petrie Retail and its affiliates may be higher. Pursuant to the Retail Operations Stock Purchase Agreement, Petrie Retail and its affiliates are responsible for the first $10 million in withdrawal and related liabilities, with the next $50 million of such liabilities allocated 75 percent to the Liquidating Trust, as successor to Petrie, and 25 percent to Petrie Retail and its affiliates. It is unclear what effect, if any, Petrie Retail's bankruptcy filing may have upon the timing and amount of any payments the Liquidating Trust may be required to make under the agreement with respect to the Multiemployer Plan, but in no event does the Liquidating Trust believe that its maximum contractual liability will be increased as a result of Petrie Retail's bankruptcy filing. On August 26, 1996, Petrie Retail and the Multiemployer Plan entered into a Standstill Agreement, pursuant to which the parties agreed, among other things, to temporarily toll any statutory time period for the taking of any action which is or may be triggered by the Assessment Letter, without precluding the Multiemployer Plan from filing or pursuing its claims against Petrie Retail (and all business organizations under common control with Petrie Retail) as part of the claims process being conducted in the Bankruptcy Court in connection with Petrie Retail's bankruptcy filing.

 IRS Tax Dispute

  In connection with an audit conducted by the IRS, the agent examining Petrie's federal tax return for its fiscal year ended January 28, 1989 raised an issue regarding the manner pursuant to which Petrie computed the basis of its Toys Common Stock transferred in connection with the exchange of certain of its exchangeable subordinated debentures. The examining agent had proposed an adjustment to Petrie's taxable income which would result in an additional federal tax liability, including interest, of approximately $53 million.

  On March 14, 1997, a settlement agreement was entered into with the IRS pursuant to which the IRS and the Liquidating Trust agreed to an adjustment to Petrie's taxable income for its 1989 fiscal year which resulted in the Liquidating Trust's incurring additional federal tax liability, including interest, of approximately $11.3 million. Such liability was included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 1996. In connection with such settlement, PS Stores has agreed, and Petrie Retail has agreed subject to approval by the Bankruptcy Court, to request the Collateral Agent to transfer $30 million in short-term investments from the Collateral Account to an account of the Liquidating Trust.

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

  (5) A material decline in the price per share of Toys Common Stock;

  (6) An adverse material change in general economic conditions and the interest rate environment;

  (7) The effects of, and changes in, laws and regulations and other activities of federal and local governments, agencies and similar organizations; and

  (8) The costs and other effects of other legal and administrative cases and proceedings, settlements and claims relating to the Liquidating Trust's contingent liabilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  See pages F-1 through F-16 annexed hereto. The schedule required under Regulation S-X is included herein on page S-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

THE LIQUIDATING TRUST

  The following table shows, as of March 26, 1997, the Liquidating Trustees and the Liquidating Trust's executive officers, their respective ages, the year each person became a Liquidating Trustee or officer of the Liquidating Trust and all positions currently held with the Liquidating Trust by each such person:

                              TRUSTEE OR
          NAME           AGE OFFICER SINCE POSITION WITH THE LIQUIDATING TRUST
          ----           --- ------------- -----------------------------------
Stephanie R. Joseph.....  50     1995      Manager and Chief Executive Officer;
                                           Liquidating Trustee
H. Bartlett Brown.......  61     1995      Assistant Manager and Chief Financial Officer
Joseph H. Flom..........  73     1995      Liquidating Trustee
Bernard Petrie..........  71     1995      Liquidating Trustee
Laurence A. Tisch.......  74     1995      Liquidating Trustee
Raymond S. Troubh.......  70     1995      Chairman of the Board of Liquidating
                                           Trustees

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

  H. Bartlett Brown became Treasurer, Chief Financial Officer and Principal Accounting Officer of Petrie in February 1995 and Assistant Manager and Chief Financial Officer of the Liquidating Trust in December 1995. Mr. Brown is a tax consultant. He was a partner in Ernst & Young LLP, an accounting firm, from October 1970 until September 1994.

  Joseph H. Flom became a Liquidating Trustee in December 1995. He has been a partner in Skadden, Arps, Slate, Meagher & Flom LLP, a law firm and counsel to Petrie, the Liquidating Trust and the Estate of Milton Petrie, for more than the past five years. Mr. Flom is a director of The Warnaco Group, Inc.; Chairman of the Board of Trustees of the Woodrow Wilson International Center for Scholars; a director of United Way of New York City; a director of the American-Israel Friendship League; and a trustee of the New York University Medical Center.

  Bernard Petrie became both a director of Petrie and a Liquidating Trustee in December 1995. He is an attorney and has been self-employed for more than the past five years.

  Laurence A. Tisch became a Liquidating Trustee in December 1995. Since October 1994, Mr. Tisch has been the Co-Chairman and Co-Chief Executive Officer of Loews Corporation, a diversified holding company. From May 1960 to October 1994, Mr. Tisch was the Chairman of the Board and Chief Executive Officer of Loews Corporation. Since March 1990, he has also been the Chairman of the Board of CNA Financial Corp., an insurance and financial services company and a publicly-held subsidiary of Loews Corporation. From January 1987 to November 1995, Mr. Tisch was Chairman of the Board, President and Chief Executive Officer of CBS Inc., a television and radio network. Mr. Tisch is a director of Loews Corporation; a director of Automatic Data Processing, Inc., a provider of payroll and other data processing services; a director of Bulova Corporation, a watch manufacturer and a publicly-held subsidiary of Loews Corporation; a director of Federated Department

Stores, Inc., an operator of department stores; a trustee of the New York Public Library; a trustee of the Metropolitan Museum of Art; and a director of United Jewish Appeal.

  Raymond S. Troubh became a Liquidating Trustee and Chairman of the Board of Liquidating Trustees in December 1995. Mr. Troubh served as Treasurer of Petrie from December 9, 1994 to February 7, 1995. He is a financial consultant, a former governor of the American Stock Exchange and a former general partner of Lazard Freres & Co., an investment banking firm. Mr. Troubh is a director of ADT Limited, a security systems company; America West Airlines, Inc., an airline; ARIAD Pharmaceuticals, Inc., a pharmaceutical company; Becton, Dickinson and Company, a healthcare products manufacturer; Diamond Offshore Drilling, Inc., an offshore drilling company; Foundation Health Corporation, a healthcare company; General American Investors Company, an investment and advisory company; Olsten Corporation, a temporary personnel and healthcare services company; Time-Warner, Inc., a media and entertainment company; WHX Corporation, a holding company; and Triarc Companies, Inc., a diversified holding company. Mr. Troubh also serves as trustee of The MicroCap Liquidating Trust, a liquidating trust that holds the assets of The MicroCap Fund, Inc., an investment company.

MEETINGS AND STANDING COMMITTEES

  The Liquidating Trustees met seven times during the period ended December 31, 1996. During such period, the Liquidating Trustees had no committees.

ITEM 11. EXECUTIVE COMPENSATION.

GENERAL

  The following table sets forth the total annual compensation paid by the Liquidating Trust to its Manager and Chief Executive Officer, who is the only executive officer of the Liquidating Trust whose compensation for the period ended December 31, 1996 exceeded $100,000:

                          SUMMARY COMPENSATION TABLE

                                                                                 ALL OTHER
                               ANNUAL COMPENSATION    LONG-TERM COMPENSATION  COMPENSATION(1)
                             ------------------------ ----------------------- ---------------
                                                      RESTRICTED OPTIONS/SARS
                              PERIOD                    STOCK      (NO. OF
NAME AND PRINCIPAL POSITION   ENDED   SALARY   BONUS    AWARDS      SHARES)
---------------------------  -------- -------  -----  ---------- ------------
 Stephanie R. Joseph......   12/31/96 $94,167 $25,000    --          --           $45,000
  Manager, Chief Executive
  Officer, and Liquidating
  Trustee

--------
(1) Ms. Joseph receives $45,000 per fiscal year for her service as a Liquidating Trustee.

COMPENSATION OF LIQUIDATING TRUSTEES

  Liquidating Trustees are compensated for their service as Liquidating Trustees in the amount of $30,000 per fiscal year, with the exception of Raymond S. Troubh and Stephanie R. Joseph, who are each compensated $45,000 per fiscal year for their service as Liquidating Trustees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  During the period ended December 31, 1996, the Liquidating Trustees did not have a compensation committee and each of the Liquidating Trustees other than Stephanie R. Joseph participated in deliberations of the Liquidating Trustees concerning executive officer compensation. During the period ended December 31, 1996, no executive officer of the Liquidating Trust served as a member of the compensation committee (or other board committee performing equivalent functions, or in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a Liquidating Trustee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

UNITS OF BENEFICIAL INTEREST

  The following table sets forth certain information with respect to (i) the only persons who, to the best knowledge of the Liquidating Trust, are the beneficial owners of more than five percent of the outstanding Units of Beneficial Interest and (ii) the number of Units of Beneficial Interest owned by each of the Liquidating Trustees, the officers of the Liquidating Trust and the Liquidating Trustees and officers as a group.

                                    TOTAL NUMBER OF UNITS       PERCENT OF
                                    OF BENEFICIAL INTEREST     OUTSTANDING
NAME OF BENEFICIAL OWNER              BENEFICIALLY OWNED   BENEFICIAL INTERESTS
------------------------            ---------------------- --------------------
The Estate of Milton Petrie (1)
919 Third Avenue
New York, N.Y. 10022-3897..........       28,111,274               53.7%
HBK Investments L.P. (2)
777 Main Street, Suite 2750
Fort Worth, Texas 76102............        5,211,400                9.5%
T. Rowe Price Associates, Inc. (3)
100 E. Pratt Street
Baltimore, Maryland 21202..........        4,441,200                8.4%
H. Bartlett Brown..................              --                 --
Joseph H. Flom (1).................              --                 --
Stephanie R. Joseph................              --                 --
Bernard Petrie (1).................           34,500                  *
Laurence A. Tisch (1)..............            1,000                  *
Raymond S. Troubh..................              --                 --
All managers and Liquidating
 Trustees as a group
 (6 individuals, including those
 named above)......................           35,500                  *

--------
*  Less than one percent of the outstanding Units of Beneficial Interest.
(1) Based on information contained in the Statement on Schedule 13D filed by the Estate of Milton Petrie (the "Estate") with the Securities and Exchange Commission on January 31, 1996. Mr. Flom, Hilda K. Gerstein, Jerome A. Manning, Mr. Bernard Petrie, Carroll Petrie, Dorothy Stern Ross, Mr. Tisch and David Zack have been appointed executors of the Estate. The executors of the Estate share equally the power to dispose of, and to vote, the Units of Beneficial Interest held by the Estate. Mr. Flom, Mr. Bernard Petrie and Mr. Tisch disclaim beneficial ownership of the Units of Beneficial Interest held by the Estate.
(2) Based on information contained in the Statement on Schedule 13D filed by HBK Investments L.P. with the Securities and Exchange Commission on February 25, 1997.
(3) Based on information contained in the Statement on Schedule 13G filed by
    T. Rowe Price Associates, Inc. ("Price Associates") with the Securities and Exchange Commission on February 14, 1997. These securities are owned by various individual and institutional investors which Price Associates serves as investment adviser with power to direct investments and sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, as amended, Price Associates is deemed to be a beneficial owner of such securities. Price Associates has, however, expressly disclaimed that it is, in fact, the beneficial owner of such securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Skadden, Arps, Slate, Meagher & Flom LLP serves as counsel to the Liquidating Trust and the Estate of Milton Petrie and has provided services to each. Joseph H. Flom, a Liquidating Trustee and an executor of the Estate of Milton Petrie, is a partner in Skadden, Arps, Slate, Meagher & Flom LLP.

  During the period ended December 31, 1996, the Liquidating Trust secured directors' and officers' liability insurance from Continental Casualty Company, an affiliate of CNA Financial Corp. Laurence A. Tisch, a Liquidating Trustee and an executor of the Estate of Milton Petrie, is Chairman of the Board of CNA Financial Corp.

  Messrs. Flom, Petrie and Tisch are executors of the Estate of Milton Petrie, which holds approximately 53.7% of the Liquidating Trust's outstanding Units of Beneficial Interest. Mr. Petrie is also a beneficiary of the Estate of Milton Petrie.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1),(2) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE.

  See Index to Financial Statements and Financial Statement Schedule set forth herein at page F-1.

(a)(3) LIST OF EXHIBITS.

 2.1    Plan of Liquidation and Dissolution of Petrie (incorporated herein by reference to
        Exhibit 2.2 to the Liquidating Trust's Registration Statement on Form 8-B, filed with the Securities and Exchange Commission on December 19, 1995).
 3.1    Agreement and Declaration of Trust, dated as of December 6, 1995, by and between
        Petrie and Joseph H. Flom, Stephanie R. Joseph, Bernard Petrie, Laurence A. Tisch and
        Raymond S. Troubh, as trustees (incorporated herein by reference to Exhibit 3.1 to the Liquidating Trust's Registration Statement on Form 8-B, filed with the Securities and Exchange Commission on December 19, 1995).
 10.1   Acquisition Agreement, dated as of April 20, 1994, between Petrie and Toys "R" Us
        (incorporated herein by reference to Annex B to Petrie's Proxy Statement, dated as of
        November 3, 1994).
 10.2   Amendment No. 1 to the Acquisition Agreement, dated as of May 10, 1994, between
        Petrie and Toys "R" Us (incorporated by reference to Annex B to Petrie's Proxy
        Statement, dated as of November 3, 1994).
 10.3   Stock Purchase Agreement, dated as of August 23, 1994, between Petrie and WP
        Investors (incorporated herein by reference to Annex A to Petrie's Proxy Statement, dated as of November 3, 1994).
 10.4   Amendment No. 1 to the Stock Purchase Agreement, dated as of December 9, 1994, among
        WP Investors, PS Stores and Petrie (incorporated herein by reference to Annex A to
        Petrie's Proxy Statement, dated as of November 3, 1994).
 10.5   Assignment and Assumption Agreement, dated as of December 9, 1994, between Petrie and
        Petrie Retail (agreements of a substantially similar nature were entered into between
        Petrie and the following affiliates of Petrie Retail on or about December 9,1994:
        Franklin 203 Corporation, G&G Shops of North Carolina, Inc., Hartfield Stores, Inc.,
        Whitney Stores, Inc, Marianne Clearwater Corporation, Davids Woodbridge, Inc. and
        Jean Nicole, Inc.) (incorporated herein by reference to Exhibit 10.5 to the
        Liquidating Trust's Annual Report on Form 10-K for the period ended January 22,
        1996).
 10.6   Cross-Indemnification and Procedure Agreement, dated as of December 9, 1994, between
        PS Stores and Petrie (incorporated herein by reference to Exhibit 10.5 to Petrie's
        Annual Report on Form 10-K for the fiscal year ended January 28, 1995).
 10.7   Buyer Indemnification Agreement, dated as of December 9, 1994, among Toys "R" Us,
        Petrie, PS Stores, Petrie Retail and all subsidiaries of PS Stores (incorporated herein by reference to Exhibit 10.6 to Petrie's Annual Report on Form 10-K for the
        fiscal year ended January 28, 1995).
 10.8   Seller Indemnification Agreement, dated as of December 9, 1994, among Toys "R" Us,
        Petrie, PS Stores, Petrie Retail and all subsidiaries of PS Stores (incorporated herein by reference to Exhibit 10.7 to Petrie's Annual Report on Form 10-K for the
        fiscal year ended January 28, 1995).
 10.9   Side Letter Agreement, dated as of January 24, 1995, between Petrie and Toys "R" Us
        (incorporated herein by reference to Exhibit 10.3 to Petrie's Current Report on Form
        8-K, dated as of January 24, 1995).

10.10  Escrow Agreement, dated as of January 24, 1995, between Petrie and Custodial Trust
       Company (incorporated herein by reference to Exhibit 10.1 to Petrie's Current Report on Form 8-K, dated as of January 24, 1995).
10.11  Amended and Restated Cash Collateral Agreement, dated as of December 9, 1994 as amended as of January 24, 1995 and as of December 19, 1995, among Petrie, Custodial
       Trust Company as Collateral Agent, and PS Stores (incorporated herein by reference to
       Exhibit 10.1 to Petrie's Current Report on Form 8-K, dated as of December 26, 1995).
27     Financial Data Schedule.

(b) REPORTS ON FORM 8-K

  None.

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

                                          PETRIE STORES LIQUIDATING TRUST

                                                 /s/ Stephanie R. Joseph
                                          By _________________________________
                                                    STEPHANIE R. JOSEPH
                                                MANAGER AND CHIEF EXECUTIVE
                                                          OFFICER

                                          Dated: March 26, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

Dated: March 26, 1997

                                                  /s/ H. Bartlett Brown
                                          By _________________________________
                                                     H. BARTLETT BROWN
                                            ASSISTANT MANAGER, CHIEF FINANCIAL
                                                          OFFICER
                                             AND PRINCIPAL ACCOUNTING OFFICER

                                                 /s/ Stephanie R. Joseph
                                          By _________________________________
                                                    STEPHANIE R. JOSEPH
                                             MANAGER, CHIEF EXECUTIVE OFFICER
                                                        AND TRUSTEE

                                                   /s/ Joseph H. Flom
                                          By _________________________________
                                                      JOSEPH H. FLOM
                                                          TRUSTEE

                                                   /s/ Bernard Petrie
                                          By _________________________________
                                                      BERNARD PETRIE
                                                          TRUSTEE

                                                  /s/ Laurence A. Tisch
                                          By _________________________________
                                                     LAURENCE A. TISCH
                                                          TRUSTEE

                                                  /s/ Raymond S. Troubh
                                          By _________________________________
                                                     RAYMOND S. TROUBH
                                                          TRUSTEE

                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENTS

   Report of Independent Auditors.......................................... F-2
    Statements of Net Assets in Liquidation--December 31, 1996 and January
   22, 1996................................................................ F-3
   Statements of Changes in Net Assets in Liquidation--For the periods ended December 31, 1996 and January 22, 1996........................... F-4
   Consolidated Statement of Operations--For the year ended January 28,
   1995.................................................................... F-5
   Consolidated Statement of Shareholders' Equity--For the year ended
   January 28, 1995........................................................ F-6
   Consolidated Statement of Cash Flows--For the year ended January 28,
   1995.................................................................... F-7
   Notes to Financial Statements........................................... F-8

FINANCIAL STATEMENT SCHEDULE

   II. Valuation and Qualifying Accounts................................... S-1

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                        REPORT OF INDEPENDENT AUDITORS

Board of Trustees and Holders of Units of Beneficial Interest
Petrie Stores Liquidating Trust

  We have audited the accompanying statements of net assets in liquidation of the Petrie Stores Liquidating Trust (successor to Petrie Stores Corporation and its former subsidiaries) as of December 31, 1996 and January 22, 1996, the related statements of changes in net assets in liquidation for the periods ended December 31, 1996 and January 22, 1996, and the consolidated statements of operations, shareholders' equity and cash flows for the fiscal year ended January 28, 1995. Our audit for the fiscal year ended January 28, 1995 also included the financial statement schedule listed at Item 14(a)(2). These financial statements and schedule are the responsibility of the management of the Petrie Stores Liquidating Trust. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of the Petrie Stores Liquidating Trust (successor to Petrie Stores Corporation and its former subsidiaries) as of December 31, 1996 and January 22, 1996, the changes in net assets in liquidation for the periods ended December 31, 1996 and January 22, 1996, applied on the basis described in the preceding paragraph, and the consolidated results of operations and cash flows of Petrie Stores Corporation for the year ended January 28, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended January 28, 1995, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          ERNST & YOUNG LLP

MetroPark, New Jersey
March 14, 1997

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

           STATEMENTS OF NET ASSETS IN LIQUIDATION (NOTES 1, 3 AND 5)

                                 (IN THOUSANDS)

                                                      DECEMBER 31, JANUARY 22,
                                                          1996        1996
                       ASSETS                         ------------ -----------
Cash and cash equivalents............................   $    229    $ 24,093
Cash and cash equivalents held in escrow.............                 67,470
Short-term investments...............................     56,943      39,554
Short-term investments held in escrow................     67,500
Investments in common stock (including 3,493,450
 shares of Toys "R" Us common stock held in escrow)..    151,035     106,799
                                                        --------    --------
  Total assets.......................................    275,707     237,916
                     LIABILITIES
Accrued expenses and other liabilities...............   $ 52,378    $ 35,322
Commitments and contingencies........................
                                                        --------    --------
Net assets in liquidation............................   $223,329    $202,594
                                                        ========    ========


                            See accompanying notes.

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

     STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (NOTES 1, 3 AND 5)

             (IN THOUSANDS, EXCEPT PER UNIT AND PER SHARE AMOUNTS)

                                                PERIOD FROM      PERIOD FROM
                                             JANUARY 23, 1996  JANUARY 29, 1995
                                                    TO                TO
                                             DECEMBER 31, 1996 JANUARY 22, 1996
                                             ----------------- ----------------
Net assets in liquidation at beginning of
 period.....................................     $202,594         $ 836,470
                                                 --------         ---------
Investment income...........................        6,467             1,793
Corporate overhead..........................      (30,304)          (25,321)
Net realized and unrealized gain (loss) on
 investments................................       44,572          (244,583)
                                                 --------         ---------
Income (loss) before income tax credit......       20,735          (268,111)
Income tax credit...........................          --            113,834
                                                 --------         ---------
Net income (loss) for the period............       20,735          (154,277)
Distributions of 31,410,144 shares of Toys
 "R" Us common stock, net of related
 deferred taxes.............................          --           (479,599)
                                                 --------         ---------
Increase (decrease) in net assets...........       20,735          (633,876)
                                                 --------         ---------
Net assets in liquidation at end of period..     $223,329         $ 202,594
                                                 ========         =========
Net income (loss) per unit or share.........     $    .40         $   (2.95)
                                                 ========         =========
Weighted average number of units or shares..       52,350            52,350
                                                 ========         =========


                            See accompanying notes.

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                 CONSOLIDATED STATEMENT OF OPERATIONS (NOTE 2)

                      FOR THE YEAR ENDED JANUARY 28, 1995

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Corporate overhead.................................................. $    (430)
Interest expense....................................................    (8,605)
Investment income...................................................     1,293
                                                                     ---------
Loss from continuing operations before income tax benefit...........    (7,742)
Income tax benefit..................................................     1,114
                                                                     ---------
Loss from continuing operations.....................................    (6,628)
Loss from discontinued operations, net of income tax benefit........  (410,027)
                                                                     ---------
Net loss............................................................ $(416,655)
                                                                     =========
Loss per share:
Loss from continuing operations..................................... $    (.14)
Loss from discontinued operations...................................     (8.61)
                                                                     ---------
                                                                     $   (8.75)
                                                                     =========
Weighted average number of shares...................................    47,600
                                                                     =========


                            See accompanying notes.

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (NOTE 2)

                                 (IN THOUSANDS)

                                                                 TREASURY STOCK
                                                                 --------------
                                                      UNREALIZED
                         COMMON                        GAIN ON
                          STOCK  ADDITIONAL           INVESTMENT                       TOTAL
                         ($1 PAR  PAID-IN   RETAINED  IN COMMON                    SHAREHOLDERS'
                         VALUE)   CAPITAL   EARNINGS  STOCK, NET SHARES   AMOUNT      EQUITY
                         ------- ---------- --------  ---------- -------  -------  -------------
Balance at January 30,
 1994................... $46,770  $ 93,973  $462,079   $761,777    1,669   $  (36)  $1,364,563
  Net loss for the year.                    (416,655)                                 (416,655)
  Cash dividends on com-
   mon
   stock--$.15 per
   share................                      (7,021)                                   (7,021)
  Shares issued--conver-
   sion of
   debentures...........   5,564   121,119                                             126,683
  Common stock issued as
   compensation to offi-
   cers.................      18       432                                                 450
  Unrealized loss on in-
   vestments in
   common stock, net....                               (231,550)                      (231,550)
                         -------  --------  --------   --------  -------   ------   ----------
Balance at January 28,
 1995................... $52,352  $215,524  $ 38,403   $530,227    1,669   $  (36)  $  836,470
                         =======  ========  ========   ========  =======   ======   ==========


                            See accompanying notes.

                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

                 CONSOLIDATED STATEMENT OF CASH FLOWS (NOTE 2)

                      FOR THE YEAR ENDED JANUARY 28, 1995

                                (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss............................................................ $(416,655)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Loss on disposal of discontinued operations......................   303,660
   Gain on sale of investments in common stock......................      (336)
   Depreciation and amortization of property and equipment..........    45,905
   Other amortization...............................................     2,506
   Provision for doubtful accounts..................................     5,450
   Fair market value of stock issued as compensation................       450
   Changes in assets and liabilities:
     Accounts receivable............................................    (9,132)
     Merchandise inventories........................................   (32,080)
     Prepaid expenses...............................................    (3,676)
     Other assets...................................................        25
     Accounts payable...............................................    10,731
     Accrued expenses and other liabilities.........................    25,360
     Income taxes...................................................    (2,030)
     Other long-term liabilities....................................      (480)
                                                                     ---------
Net cash used in operating activities...............................   (70,302)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of retail operations, net of cash sold of
 $37,950............................................................   139,550
Additions to property and equipment.................................   (42,172)
Sale of investments in common stock.................................    36,076
Purchase of investments in common stock.............................  (165,000)
                                                                     ---------
Net cash used in investing activities...............................   (31,546)
CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term borrowings...........................................    83,277
Cash dividends......................................................    (7,021)
Redemption of principal amount of convertible subordinated deben-
 tures..............................................................    (1,844)
                                                                     ---------
Net cash provided by financing activities...........................    74,412
                                                                     ---------
Net decrease in cash and cash equivalents...........................   (27,436)
Cash and cash equivalents, beginning of year........................    39,290
                                                                     ---------
Cash and cash equivalents, end of year.............................. $  11,854
                                                                     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest............................................................ $   6,475
Income taxes........................................................     1,573

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
39,853,403 shares of Toys "R" Us common stock held by Petrie were exchanged for 36,526,704 shares of Toys "R" Us common stock held by Toys "R" Us in its treasury.
$123,108,000 principal amount of convertible subordinated debentures were exchanged for 5,563,829 shares of Petrie common stock during the fiscal year ended January 28, 1995. At the date of conversion, accrued interest of $4,731,000 payable on the convertible subordinated debentures was contributed to additional paid-in-capital.

                            See accompanying notes.

                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  The Petrie Stores Liquidating Trust (the "Liquidating Trust") is the successor to Petrie Stores Corporation ("Petrie"). Prior to December 9, 1994, Petrie operated a chain of retail stores that specialized in women's apparel and were located throughout the United States (including Puerto Rico and the U.S. Virgin Islands). At Petrie's Annual Meeting, held on December 6, 1994, Petrie's shareholders approved the sale of Petrie's retail operations (the "Sale") (Note 2). At Petrie's Reconvened Annual Meeting, held on January 24, 1995, Petrie's shareholders approved (i) an exchange of shares of Toys "R" Us, Inc. ("Toys 'R' Us") common stock ("Toys Common Stock") with Toys "R" Us (Note
3) and (ii) the liquidation and dissolution of Petrie pursuant to a plan of liquidation and dissolution (the "Plan of Liquidation").

  Pursuant to the Plan of Liquidation and the Agreement and Declaration of Trust, dated as of December 6, 1995 (the "Liquidating Trust Agreement"), between Petrie and the trustees named therein (the "Liquidating Trustees") effective as of the close of business on January 22, 1996 (the "Succession Date"), Petrie transferred its remaining assets (then consisting of approximately $131 million in cash and cash equivalents and 5,055,576 shares of Toys Common Stock) to, and its remaining fixed and contingent liabilities were assumed by (the "Succession"), the Liquidating Trust. The assets of the Liquidating Trust are subject to various contingent liabilities, the status of which is presently unclear (Note 5), as well as the terms of a letter agreement with Toys "R" Us (Note 3) pursuant to which the Liquidating Trust is required to retain a substantial portion of its assets to provide for its liabilities. Accordingly, the Liquidating Trustees have determined not to approve any distributions of Toys Common Stock to beneficiaries of the Liquidating Trust until the status of such contingent liabilities is clarified.

  Since the Succession Date, Petrie has been preparing for its dissolution. On November 6, 1996, Petrie filed Articles of Dissolution with the Secretary of State of the State of New York. Effective February 5, 1997, Petrie was dissolved.

  Beginning with the period ended December 31, 1996, the Liquidating Trust has adopted the calendar year as its fiscal year. A liquidation basis of accounting was implemented as of January 28, 1995. The statements of net assets in liquidation at December 31, 1996 and January 22, 1996, do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis. The accompanying consolidated statements of operations, cash flows and shareholders' equity for the year ended January 28, 1995 are presented on a going-concern basis.

 Principles of Consolidation

  In December 1994, as part of the reorganization of Petrie's retail operations in connection with their sale (Note 2), all of Petrie's former subsidiaries with retail operations were transferred to Petrie Retail, Inc., then a wholly-owned subsidiary of Petrie ("Petrie Retail"), and all of the shares of Toys Common Stock held by Petrie's former subsidiaries were transferred to Petrie. Thereafter, Petrie Retail was sold to PS Stores Acquisition Corp. (hereafter, including its subsidiaries and affiliates unless the context requires otherwise, "PS Stores").

  The consolidated financial statements for the years ended January 28, 1995, include the accounts of Petrie and its former subsidiaries, all of which were wholly-owned. All significant intercompany transactions were eliminated in consolidation.

                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
 Cash Equivalents

  Cash equivalents consist of highly liquid investments of less than 90 days' maturity from the date of purchase. These investments are carried at cost plus accrued interest, which approximates fair market value.

 Short-Term Investments

  Short-term investments consist of U.S. Treasury obligations which mature within one year. Short-term investments are carried at fair market value and unrealized gains or losses thereon are recognized in the statement of changes in net assets in liquidation.

 Income Taxes

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

 Earnings Per Share or Units

  Primary earnings per share and earnings per unit have been computed based on the weighted average number of shares or units outstanding. Shares issuable upon the exercise of stock options were not included in the primary earnings per share computation for the year ended January 28, 1995, because the effect of such would be anti-dilutive.

 Concentration of Credit Risk

  Certain financial instruments potentially subject the Liquidating Trust to concentrations of credit risk. These financial instruments consist primarily of temporary cash investments and U.S. Treasury obligations. The Liquidating Trust places its temporary cash investments with high credit quality financial institutions to limit its credit exposure.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Reclassification

  Certain prior period amounts have been reclassified to conform with the current year presentation.

2. DISCONTINUED OPERATIONS

  On December 9, 1994, pursuant to the terms of a Stock Purchase Agreement, as amended (the "Retail Operations Stock Purchase Agreement"), Petrie completed the sale of the stock of Petrie Retail. The stock of Petrie Retail was sold to PS Stores for $190 million and the assumption by PS Stores of various liabilities, including but not limited to, all of the leases to which Petrie or any of its subsidiaries was a party (Note 5). Taking into effect the approximately $12.5 million in expenses incurred by Petrie in connection with such sale, the net cash purchase price was approximately $177.5 million. The results of the retail operations are accounted for as discontinued operations in the accompanying consolidated statement of operations for the year ended January 28, 1995.

                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

  Components of loss from discontinued operations for the year ended January 28, 1995 are as follows (in thousands):

      Net sales..................................................... $1,024,865
                                                                     ==========
      Loss from discontinued operations before income tax benefit... $  (58,290)
      Income tax benefit............................................      6,631
                                                                     ----------
      Loss from discontinued operations.............................    (51,659)
      Loss on disposal..............................................   (358,368)
                                                                     ----------
                                                                     $ (410,027)
                                                                     ==========

  The loss on disposal represented a provision for estimated operating losses through the disposal date and the excess of the net assets of the retail operations over the net cash proceeds received.

3. INVESTMENTS IN COMMON STOCK

  At December 31, 1996 and January 22, the Liquidating Trust's investments in common stock consist of 5,055,576 shares, which are carried at market value, of Toys "R" Us, which operates a chain of specialty retail stores principally engaged in the sale of toys and children's clothing in the United States and abroad.

  On January 24, 1995, pursuant to the terms of an Acquisition Agreement dated as of April 20, 1994, and amended as of May 10, 1994 (the "Toys Acquisition Agreement"), between Petrie and Toys "R" Us, Petrie exchanged (the "Exchange") with Toys "R" Us all of its shares of Toys "R" Us common stock (39,853,403 shares), plus $165 million in cash, for 42,076,420 shares of Toys "R" Us common stock (approximately 15.0% of the outstanding Toys "R" Us common stock at January 28, 1995). In accordance with the Toys Acquisition Agreement, the number of shares of Toys "R" Us common stock received by Petrie in the Exchange was approximately 3.3 million shares less than the sum of the number of shares transferred by Petrie plus the number of shares purchased with the $165 million cash payment. The market value of these 3.3 million shares retained by Toys "R" Us was approximately $100 million at January 28, 1995.

  Simultaneously with the closing of the Exchange, Petrie placed 3,493,450 shares of Toys Common Stock into an escrow account (the "Escrow Account") pursuant to the terms of an escrow agreement, dated as of January 24, 1995, between Petrie and Custodial Trust Company, as Escrow Agent (the "Escrow Agreement"). The shares of Toys Common Stock placed into the Escrow Account pursuant to the Escrow Agreement secure the payment of certain obligations of the Liquidating Trust, as successor to Petrie, to Toys "R" Us arising (i) under (x) the Toys Acquisition Agreement, (y) the Seller Indemnification Agreement, dated as of December 9, 1994, among Petrie, Toys "R" Us, Petrie Retail, PS Stores, and certain subsidiaries of PS Stores and (z) the Retail Operations Stock Purchase Agreement, and (ii) otherwise.

  The assets of the Liquidating Trust are subject to the terms of a letter agreement, dated as of January 24, 1995, pursuant to which Petrie agreed with Toys "R" Us that, until such time as a hedge or similar arrangement is in place, Petrie will retain, either individually or in combination, (i) cash in an amount of at least $177.5 million (the "Reserved Amount") or (ii) shares of Toys Common Stock having a market value (using the per share price on January 20, 1995) of at least twice the Reserved Amount, to secure the payment of Petrie's contingent liabilities (Note 5). Pursuant to the terms of the letter agreement, the Liquidating Trust, as successor to Petrie, is presently required to retain substantially all of its assets.

  Petrie had also placed 3,200,082 shares of Toys Common Stock in a collateral account (the "Collateral Account") pursuant to the terms of an Amended and Restated Cash Collateral and Pledge Agreement, dated as

                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED) of December 9, 1994 and amended as of January 24, 1995, among Petrie, PS Stores, certain subsidiaries of PS Stores, and Custodial Trust Company, as Collateral Agent (the "Amended and Restated Cash Collateral Agreement"). On December 19, 1995, the Amended and Restated Cash Collateral Agreement was further amended and restated and, pursuant thereto, the 3,200,082 shares of Toys Common Stock held in the Collateral Account were released to Petrie in exchange for Petrie's deposit of $67.5 million in short-term investments into the Collateral Account. The cash equivalents placed in the Collateral Account pursuant to the Amended and Restated Cash Collateral Agreement secure the payment of certain obligations of the Liquidating Trust, as successor to Petrie, to PS Stores arising under (i) the Retail Operations Stock Purchase Agreement and (ii) the Cross-Indemnification and Procedure Agreement, dated as of December 9, 1994, between Petrie and PS Stores (Note 5). In connection with the settlement of a dispute with the Internal Revenue Service (the "IRS"), as more fully explained below, PS Stores has agreed, and Petrie Retail has agreed subject to approval by the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"), to request the Collateral Agent to transfer $30 million in short-term investments from the Collateral Account to an account of the Liquidating Trust.

  In accordance with the Plan of Liquidation, Petrie made an initial liquidating distribution on March 24, 1995 of 26,173,718 shares of Toys Common Stock (market value on March 24, 1995, of approximately $644.5 million). Petrie subsequently distributed 1,391 shares of Toys Common Stock to certain former shareholders of Winkelman Stores Incorporated (a former subsidiary of Petrie) in respect of their interests in the March 24, 1995 distribution. On August 15, 1995, Petrie made a second liquidating distribution of 5,235,035 shares of Toys Common Stock (market value on August 15, 1995 of approximately $139.4 million).

  At various times during the period ended January 22, 1996, Petrie sold an aggregate of 5,610,700 shares of Toys Common Stock for approximately $126.9 million in proceeds. Between January 23, 1997 and February 5, 1997, the Liquidating Trust sold an aggregate of 1,000,000 shares of Toys Common Stock for approximately $25.5 million in proceeds. All such sales were made in order to reduce the risk associated with holding equity securities of one issuer.

  In November 1994, Petrie received a favorable private letter ruling from the IRS to the effect that the Exchange and the subsequent distribution of Toys Common Stock to Petrie's shareholders would qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended. The ruling further provided that Petrie would not recognize any gain on these transactions.

4. INCOME TAXES

  At the Succession Date, and as a result of the Succession, Petrie ceased to be a taxable entity. As a result, during the period ended January 22, 1996, the remaining deferred income tax liability was reversed. The income tax credit of $113,834,000 for the period ended January 22, 1996, results from such reversal. Subsequent to January 22, 1996, the Liquidating Trust, as successor to Petrie, is a complete pass-through entity for federal income taxes and, accordingly, is not itself subject to federal income tax.

  A reconciliation of the benefit for income taxes and the amount computed by applying the statutory federal income tax rate to the loss from continuing operations before income taxes for the year ended January 28, 1995, is as follows (in thousands):

      Tax benefit computed at federal statutory rate.................... $2,632
      Unpaid interest accrued on Debentures.............................  1,518
                                                                         ------
        Total........................................................... $1,114
                                                                         ======

                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
5. COMMITMENTS AND CONTINGENCIES

  As successor to Petrie, the Liquidating Trust has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to (i) guarantees of certain retail store leases, expiring at various times through 2011 to which Petrie Retail or an affiliate thereof is a party, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail fails to perform; and (ii) Petrie's agreement with Petrie Retail to indemnify it for certain liabilities relating to Petrie Retail's withdrawal from the United Auto Workers District 65 Security Plan Pension Fund (the "Multiemployer Plan"). The Liquidating Trust accrues liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters. At December 31, 1996 and January 22, 1996, the Liquidating Trust, as successor to Petrie, had accrued approximately $38,000,000 and $33,000,000, respectively, for contingent liabilities. As the scope of these liabilities becomes better defined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

  On October 12, 1995, Petrie Retail filed a voluntary petition for reorganization relief under Chapter 11 of the Federal Bankruptcy Code with the Bankruptcy Court. As a result of its bankruptcy filing, Petrie Retail has failed to perform or make payment with respect to certain of the Assumed Obligations, including, but not limited to, Assumed Obligations relating to store leases to which Petrie Retail or an affiliate thereof is a party, state taxes, employment agreements and certain other claims and contractual obligations. Accordingly, the Liquidating Trust has been and may continue to be required to make payments in respect of certain of the Assumed Obligations.

  The Liquidating Trust intends to file a claim in the Bankruptcy Court against Petrie Retail in respect of any such payments. The Liquidating Trust is unable to predict the timing or probability of the collection of these claims against Petrie Retail. Additionally, tax refunds aggregating $7,535,192, to which Petrie Retail claims it is entitled, are being held in an escrow account. The Liquidating Trust will assert a setoff right against such escrowed funds as a result of payments made by the Liquidating Trust in respect of obligations of Petrie Retail. No amounts have been accrued as receivables for potential reimbursement or recoveries from Petrie Retail. On February 28, 1997, an adversary complaint was filed by Petrie Retail in the Bankruptcy Court alleging that Petrie and the Liquidating Trust are improperly withholding such tax refunds from Petrie Retail. Petrie Retail is seeking, among other things, (i) a declaration that those funds are the property of Petrie Retail, (ii) a turnover of those funds plus accrued interest to Petrie Retail, (iii) a mandatory injunction requiring the release of those funds to Petrie Retail, (iv) the imposition of a constructive trust on those funds, (v) a finding of contempt against Petrie and the Liquidating Trust for purportedly violating the automatic stay provisions of section 362(a)(3), (6) and (7) of the United States Bankruptcy Code, and (vi) an order requiring defendants to pay attorneys' fees, costs and disbursements incurred by Petrie Retail in connection with this action.


  Since filing its petition for bankruptcy protection, Petrie Retail has closed approximately 655 of the roughly 1600 stores it operated prior to filing the petition. According to Petrie Retail's filings with the Bankruptcy Court, of the 655 closed stores, approximately 455 relate to rejected leases and the remainder of the leases generally have expired or were terminated by mutual landlord and tenant consent. Petrie had guaranteed approximately 75 of the rejected leases. After taking into effect settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains a guarantor of 43 of the rejected leases and its aggregate guarantee liability with respect to these leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, is approximately $20 million, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 1996.

                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

  On January 16, 1997, Petrie Retail obtained approval from the Bankruptcy Court to conduct going-out-of-business sales at an aggregate of approximately 110 stores. While conducting its going-out-of-business sales at these locations, Petrie Retail is attempting to assign, with Bankruptcy Court approval, the subject leases to third party retailers. According to Petrie Retail's filings with the Bankruptcy Court, during 1995 and 1996, of the over 500 stores at which Petrie Retail conducted going-out-of-business sales, Petrie Retail was able to assign approximately 20 leases to third party retailers. Petrie Retail has already rejected approximately 35 of these leases (which is included in the number of rejected leases in the preceding paragraph) and if Petrie Retail is not able to locate a suitable assignee for the remaining leases, Petrie Retail will likely reject such remaining leases in the near future. The Liquidating Trust, as successor to Petrie, is a guarantor of 32 of the leases relating to the approximately 110 stores where Petrie Retail is conducting going-out-of-business sales. If Petrie Retail were to close all 32 of the stores under such leases, the Liquidating Trust's aggregate guarantee liability with respect to such leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, would be approximately $14 million, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 1996.

  No assurance can be given as to the number of additional stores to be closed by Petrie Retail with respect to which the Liquidating Trust has guarantee liability. If Petrie Retail were to close every store for which the Liquidating Trust, as successor to Petrie, believes it has liability as a lease guarantor (giving effect to all the lease guarantee releases executed by landlords) and every store for which the Liquidating Trust disputes its guarantor liability (as more fully discussed in the following paragraph), assuming that no mitigation or defense were successful, the Liquidating Trust's theoretical exposure relating to such leases, without giving effect to any present value discount, would be approximately $100 million, with approximately $12 million coming due in the remainder of the year ending December 31, 1997, approximately $16 million due in 1998, approximately $14 million due in 1999, and approximately $58 million due thereafter. Such exposure includes the $20 million in aggregate liability relating to the rejected leases and the $14 million in aggregate liability relating to leases underlying stores which are the subject of the going-out-of-business sales described above.

  The Liquidating Trust, on the one hand, and Petrie Retail and its affiliates, on the other, are in dispute as to whether the Liquidating Trust, as successor to Petrie, or Petrie Retail and its affiliates is responsible as guarantor of 43 leases. The following amounts, which have been calculated using the same assumptions set forth above and without giving effect to any present value discount, have been included in the Liquidating Trust's lease liability calculations in the preceding three paragraphs with respect to the disputed leases: (i) the $20 million in liability with respect to rejected leases includes $5 million in guarantee liability with respect to the disputed leases; (ii) the $14 million in liability with respect to stores where Petrie Retail is conducting going-out-of-business sales includes $9 million with respect to the disputed leases; and (iii) the $100 million in maximum theoretical exposure includes $24 million with respect to the disputed leases.

  Landlords under leases relating to 135 stores operated by Petrie Retail or an affiliate thereof have alleged in a complaint that the Liquidating Trust, as successor to Petrie, has liability as a guarantor of certain leases notwithstanding Petrie's receipt from these landlords of releases of guarantees with respect to substantially all of such leases. Without giving effect to any present value discount, but giving effect to rental payments made by Petrie Retail since the complaints were filed and assuming that all of the 135 stores which are the subject of these landlords' claims are closed and that the landlord in each case is unable to mitigate its damages, the Liquidating Trust estimates that the alleged guarantor liability currently represents approximately $67 million in lease payments. The Liquidating Trust believes it has substantial legal defenses to these landlords' claims and is vigorously contesting such claims. While a decision by a court in favor of these landlords could have a material adverse effect on the Liquidating Trust's liquidity and financial condition, based on available information and developments to date, the Liquidating Trust believes that such an outcome is unlikely.

                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
  The Liquidating Trust's lease exposure calculations reflect the estimated sum of all base rent and additional rent (such as taxes and common area charges) due under a lease through the end of the current lease term, but do not reflect potential penalties, interest and other charges to which a landlord may be entitled. Such additional charges (which may in part be unenforceable) are not expected to materially increase the Liquidating Trust's lease guarantee liability.

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

  On October 23, 1995, Petrie Retail notified three former executives of Petrie that, as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of the retail operations.

  On April 25, 1996, the Liquidating Trust entered into settlement agreements with two of the former executives. Pursuant to such settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under their respective agreements with Petrie. The total cost of these settlements to the Liquidating Trust was approximately $2.9 million (of which approximately $900,000 remained unpaid and was included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 1996).

  On January 27, 1997, the Liquidating Trust entered into a settlement agreement with the estate of the third executive. Pursuant to such settlement agreement, the Liquidating Trust agreed to pay the former executive's estate substantially all the amounts due under such executive's agreement with Petrie. The total cost of such settlement to the Liquidating Trust was approximately $345,000 (which was included in the Liquidating Trust's accrued expenses and other liabilities, at December 31, 1996).

  Effective January 31, 1995, Petrie Retail withdrew from the Multiemployer Plan. Due to underfunding of the Multiemployer Plan, Petrie Retail and its affiliates have incurred withdrawal liability under the Employee Retirement Income Security Act of 1974, as amended. By letter dated May 30, 1996 (the "Assessment Letter"), the Multiemployer Plan assessed withdrawal liability against Petrie Retail in the amount of approximately $9.4 million plus interest, to be paid in quarterly installments of approximately $317,000 commencing August 1, 1996 through and including August 1, 2006, with a final payment of approximately $18,000 due on November 1, 2006. In addition, the Multiemployer Plan assessed liability against Petrie Retail of approximately $2 million attributable to the Multiemployer Plan's failure to meet certain Internal Revenue Code minimum funding standards, which amount was payable on August 1, 1996. To the knowledge of the Liquidating Trust, as of February 28, 1997, Petrie Retail has not yet paid any amounts for its liabilities in connection with the Multiemployer Plan. In the event of a mass withdrawal by contributing employers from the Multiemployer Plan, the withdrawal liability allocated to Petrie Retail and its affiliates may be higher. Pursuant to the Retail Operations Stock Purchase Agreement, Petrie Retail and its affiliates are responsible for the first $10 million in withdrawal and related liabilities, with the next $50 million of such liabilities allocated 75 percent to the Liquidating Trust, as successor to Petrie, and 25 percent to Petrie Retail and its affiliates. It is unclear what effect, if any, Petrie Retail's bankruptcy filing may have upon the timing and amount of any payments the Liquidating Trust may be required to make under the agreement with respect to the Multiemployer Plan, but in no event will the Liquidating Trust's maximum contractual liability be increased as a result of Petrie Retail's bankruptcy filing. On August 26, 1996, Petrie Retail and the Multiemployer Plan entered into a Standstill Agreement, pursuant to which the parties agreed, among other things, to temporarily toll any statutory time period for the taking of any

                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED) action which is or may be triggered by the Assessment Letter, without precluding the Multiemployer Plan from filing or pursuing its claims against Petrie Retail (and all business organizations under common control with Petrie Retail) as part of the claims process being conducted in the Bankruptcy Court in connection with Petrie Retail's bankruptcy filing.

  On January 12, 1996, Petrie received a notice of final determination from the New Jersey Division of Taxation of a liability for New Jersey corporate income tax in the aggregate amount (including interest) of approximately $3.1 million. The liability, which related to Petrie's 1987, 1989, 1990, 1991, 1992 and 1993 tax years, was assumed by Petrie Retail in connection with the Sale. Additionally, the Liquidating Trust, as successor to Petrie, was assessed approximately $270,000 (excluding interest) in sales and use taxes for the years 1989 through 1995. In May 1996, the Liquidating Trust paid the New Jersey Division of Taxation approximately $1.2 million in full settlement of the liability for New Jersey corporate income tax and sales and use taxes for the respective periods described above in connection with New Jersey's tax amnesty program, which provided for interest to be forgiven and future penalties to be avoided upon receipt of payment for taxes owed.

  In connection with an audit conducted by the IRS, the agent examining Petrie's federal tax return for its fiscal year ended January 28, 1989 raised an issue regarding the manner pursuant to which Petrie computed the basis of its Toys Common Stock transferred in connection with the exchange of certain of its exchangeable subordinated debentures. The examining agent had proposed an adjustment to Petrie's taxable income for its 1989 fiscal year which would have resulted in an additional federal tax liability, including interest, of approximately $53 million. On March 14, 1997, a settlement was entered into with the IRS pursuant to which the IRS and the Liquidating Trust agreed to an adjustment to Petrie's taxable income for its 1989 fiscal year which will result in the Liquidating Trust's incurring additional federal tax liability, including interest, of approximately $11.3 million. Such liability was included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 1996. In connection with such settlement, PS Stores has agreed, and Petrie Retail has agreed subject to approval by the Bankruptcy Court, to request the Collateral Agent to transfer $30 million in short-term investments from the Collateral Account to an account of the Liquidating Trust.

  The Liquidating Trust believes adequate accruals have been established in the accompanying financial statements to provide for any losses that may be incurred with respect to the aforementioned contingencies.

  In addition to the contingent liabilities discussed above, the Liquidating Trust or Petrie is a defendant in various legal proceedings relating to Petrie Retail's failure to perform certain retail store leases and other liabilities assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with Petrie's sale of the retail operations. While the Liquidating Trust cannot predict with any certainty what its liability will be from the disposition of these legal proceedings, based on developments to date, the Liquidating Trust's estimate of the likely outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters, the Liquidating Trust believes that it has made adequate accruals for the likely outcome of such proceedings.

                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

6. QUARTERLY FINANCIAL DATA (UNAUDITED)

  Summarized quarterly financial data for the periods ended December 31, 1996 and January 22, 1996 are as follows:

  Period ended December 31, 1996:

                                           QUARTER
                              ----------------------------------------------
                                FIRST       SECOND       THIRD       FOURTH
                              ---------     -------     --------     -------
                                (IN THOUSANDS, EXCEPT PER UNIT
                                           AMOUNTS)
Net income (loss)...........  $  29,947(1)  $(7,471)(2) $  4,066(3)  $(5,807)(4)
                              =========     =======     ========     =======
Net income (loss) per unit..  $     .57     $  (.14)    $    .08     $  (.11)
                              =========     =======     ========     =======
  Period ended January 22, 1996:

                                           QUARTER
                              ----------------------------------------------
                                FIRST       SECOND       THIRD       FOURTH
                              ---------     -------     --------     -------
                                (IN THOUSANDS, EXCEPT PER UNIT
                                           AMOUNTS)
Net income (loss)...........  $(130,265)(5) $28,750(6)  $(73,471)(7) $20,709(8)
                              =========     =======     ========     =======
Net income (loss) per share.  $   (2.49)    $   .55     $  (1.40)    $   .39
                              =========     =======     ========     =======

--------
(1) The first quarter of the period ended December 31, 1996 includes an unrealized gain related to the increase in the market value of the Toys Common Stock of $29,702,000.
(2) The second quarter of the period ended December 31, 1996 includes an unrealized gain related to an increase in the market value of the Toys Common Stock of $7,583,000, more than offset by additional accruals of $15,000,000 for lease guarantees related to store leases with respect to which Petrie Retail announced plans to conduct going-out-of business sales.
(3) The third quarter of the period ended December 31, 1996 includes an unrealized gain related to an increase in the market value of the Toys Common Stock of $3,160,000.
(4) The fourth quarter at the period ended December 31, 1996 includes an unrealized gain related to an increase in the market value of the Toys Common Stock of $3,792,000, offset by additional accruals of $6,000,000 for lease guarantees related to store leases with respect to which Petrie Retail announced plans to conduct going-out-of-business sales and an additional $4,000,000 of accruals related to certain assumed obligations of the Liquidating Trust, as successor to Petrie.
(5) The first quarter of the period ended January 22, 1996 includes an unrealized loss related to a decline in the market price of the Toys Common Stock of $214,234,000 offset by a related reduction in the deferred tax liability of $85,693,000.
(6) The second quarter of the period ended January 22, 1996 includes net realized and unrealized gains of $51,118,000 with respect to the Toys Common Stock offset by income tax expenses of $21,707,000.
(7) The third quarter of the period ended January 22, 1996 includes net realized and unrealized losses on the Toys Common Stock of $78,051,000 offset by a related reduction in the deferred tax liability of $21,970,000. Additionally, $15,000,000 was accrued for lease guarantees related to stores closed by Petrie Retail as a result of Petrie Retail's bankruptcy and $2,000,000 was accrued for certain other contractual obligations defaulted upon by Petrie Retail with respect to which Petrie may be deemed to be the primary obligor.
(8) The fourth quarter of the period ended January 22, 1996 includes an income tax benefit of $27,878,000, net realized and unrealized losses on the Toys Common Stock of $3,416,000 and an additional accrual of $3,000,000 for certain contractual obligations defaulted upon by Petrie Retail as a result of its bankruptcy with respect to which Petrie may be deemed to be the primary obligor.

                                                                    SCHEDULE II

                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

                       VALUATION AND QUALIFYING ACCOUNTS

                      FOR THE YEAR ENDED JANUARY 28, 1995

                                (IN THOUSANDS)

            COLUMN A                COLUMN B    COLUMN C   COLUMN D    COLUMN E
           ----------             ------------ ---------- ----------- ----------
                                               ADDITIONS
                                                  (1)
                                   BALANCE AT  CHARGED TO             BALANCE AT
                                  BEGINNING OF COSTS AND                END OF
          DESCRIPTION                PERIOD     EXPENSES  DEDUCTIONS*   PERIOD
          -----------             ------------ ---------- ----------- ----------
Allowance for doubtful accounts:
  Fiscal Year ended January 28,
   1995.........................     $2,450      $5,450     $7,900       $-0-

--------
* Write-offs of specific uncollectible accounts include an adjustment due to the disposal of the retail operations. Column C (2) not applicable.