Form 10-Q
period 1997-03-31
PETRIE STORES LIQUIDATING TRUST
filed 1997-05-15
CIK 77808

==========================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
                               QUARTERLY REPORT
                    PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                   ---------

FOR THE QUARTERLY PERIOD ENDED               COMMISSION FILE NUMBER:  0-3777
      MARCH 31, 1997

                        PETRIE STORES LIQUIDATING TRUST
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEW YORK                                                22-6679945
(STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
OF INCORPORATION OR                                    IDENTIFICATION NO.)
ORGANIZATION)


70 ENTERPRISE AVENUE
SECAUCUS, NEW JERSEY                                        07094
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (201) 422-0496

FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
SINCE LAST REPORT:

        Not Applicable.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

        Yes:   X             No:

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of May 14, 1997, there were 52,350,238 Units of Beneficial Interest outstanding.

=========================================================================


                     PETRIE STORES LIQUIDATING TRUST
                 (SUCCESSOR TO PETRIE STORES CORPORATION)

                            INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

                                                                       Page

Item 1.  Financial Statements (unaudited)
           Statements of Net Assets in Liquidation -
           March 31, 1997 and December 31, 1996......................... 2
           Statements of Changes in Net Assets in Liquidation - For
              the Three Months Ended March 31, 1997
              and for the Period from January 23,
              1996 to March 31, 1996.................................... 3
           Notes to Financial Statements................................ 4
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................... 11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................. 15
Item 6.  Exhibits and Reports on Form 8-K............................... 15




                     PETRIE STORES LIQUIDATING TRUST
                 (SUCCESSOR TO PETRIE STORES CORPORATION)

                 STATEMENTS OF NET ASSETS IN LIQUIDATION

                               (UNAUDITED)
                              (IN THOUSANDS)

                                                      MARCH 31,   DECEMBER 31,
                                                         1997         1996
                                                     ----------   -----------
ASSETS
Cash and cash equivalents                            $     138     $     229
U.S. Treasury Obligations                               69,940        56,943
U.S. Treasury Obligations held in escrow                67,500        67,500
Investments in common stock (including 3,493,450       113,556       151,035
  shares of Toys "R" Us common stock held in
  escrow)                                            ----------   -----------
Total assets                                           251,134       275,707


LIABILITIES
Accrued expenses and other liabilities                  45,518        52,378
                                                     ----------   -----------

Commitments and contingencies

Net assets in liquidation                            $ 205,616     $ 223,329
                                                     =========    ==========



See accompanying notes.



                     PETRIE STORES LIQUIDATING TRUST
                 (SUCCESSOR TO PETRIE STORES CORPORATION)

            STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                               (UNAUDITED)
                 (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                                PERIOD FROM
                                         THREE MONTHS ENDED  JANUARY 23, 1996
                                           MARCH 31, 1997    TO MARCH 31, 1996
                                          -----------------  -----------------

Net assets in liquidation at beginning of       $223,329         $202,594
  period                                     -------------     ----------
Investment income                                  1,909            1,261
Corporate overhead                                (7,129)          (1,016)
Net realized and unrealized (loss) gain          (12,493)          29,702
  on investments                             -------------     ----------

Net (loss) income for the period                 (17,713)          29,947
                                             ------------      ----------

(Decrease) increase in net assets                (17,713)          29,947
                                             -------------     ----------

Net assets in liquidation at
  end of period                                 $205,616         $232,541
                                             =============     ==========

Net (loss) income per unit                   $     (.34)       $      .57
                                             =============     ==========

Weighted average number of units                 52,350            52,350
                                             =============     ==========



See accompanying notes.



                     PETRIE STORES LIQUIDATING TRUST
                 (SUCCESSOR TO PETRIE STORES CORPORATION)

                      NOTES TO FINANCIAL STATEMENTS

                               (UNAUDITED)

                             MARCH 31, 1997

1.    INTERIM REPORTING

      The accompanying unaudited financial statements of the Petrie Stores Liquidating Trust (the "Liquidating Trust") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Liquidating Trust, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Results for the quarter ended March 31, 1997 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, reference is made to the financial statements and footnotes thereto included in the Liquidating Trust's Annual Report on Form 10-K for the period ended December 31, 1996.

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

      Pursuant to the Plan of Liquidation and the Agreement and Declaration of Trust, dated as of December 6, 1995 (the "Liquidating Trust Agreement"), between Petrie and the trustees named therein (the "Liquidating Trustees"), effective as of the close of business on January 22, 1996 (the "Succession Date"), Petrie transferred its remaining assets (then consisting of approximately $131 million in cash and cash equivalents and 5,055,576 shares of Toys Common Stock) to, and its remaining fixed and contingent liabilities were assumed by (the "Succession"), the Liquidating Trust. The assets of the Liquidating Trust are subject to various contingent liabilities, the status of which is presently unclear (Note 5), as well as the terms of a letter agreement with Toys "R" Us (Note 3) pursuant to which the Liquidating Trust is required to retain a substantial portion of its assets to provide for its liabilities. Accordingly, the Liquidating Trustees have determined not to approve any distributions of Toys Common Stock or other assets of the Liquidating Trust to beneficiaries of the Liquidating Trust until the status of such contingent liabilities is clarified.

      Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year. A liquidation basis of accounting was implemented as of January 28, 1995. The statements of net assets in liquidation at March 31, 1997 and December 31, 1996 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

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

3.    INVESTMENTS IN COMMON STOCK

      At March 31, 1997, the Liquidating Trust's investments in common stock consist of 4,055,576 shares, which are carried at market value, of Toys "R" Us, which operates a chain of specialty retail stores principally engaged in the sale of toys and children's clothing in the United States and abroad.

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

      Simultaneously with the closing of the Exchange, Petrie placed 3,493,450 shares of its Toys Common Stock into an escrow account (the "Escrow Account") pursuant to the terms of an escrow agreement, dated as of January 24, 1995, between Petrie and Custodial Trust Company, as Escrow Agent (the "Escrow Agreement"). The shares of Toys Common Stock placed into the Escrow Account pursuant to the Escrow Agreement secure the payment of certain obligations of the Liquidating Trust, as successor to Petrie, to Toys "R" Us arising (i) under (x) the Toys Acquisition Agreement, (y) the Seller Indemnification Agreement, dated as of December 9, 1994, among Petrie, Toys "R" Us, Petrie Retail, Inc. ("Petrie Retail"), PS Stores Acquisition Corp. ("PS Stores"), and certain subsidiaries of PS Stores and (z) the Retail Operations Stock Purchase Agreement, dated as of August 23, 1994 and amended on November 3, 1994 (the "Retail Operations Stock Purchase Agreement"), between Petrie and PS Stores, and (ii) otherwise.

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

      Petrie had also placed 3,200,082 shares of Toys Common Stock in a collateral account (the "Collateral Account") pursuant to the terms of an Amended and Restated Cash Collateral and Pledge Agreement, dated as of December 9, 1994 and amended as of January 24, 1995, among Petrie, PS Stores, certain subsidiaries of PS Stores, and Custodial Trust Company, as Collateral Agent (the "Amended and Restated Cash Collateral Agreement"). On December 19, 1995, the Amended and Restated Cash Collateral Agreement was further amended and restated and, pursuant thereto, the 3,200,082 shares of Toys Common Stock held in the Collateral Account were released to Petrie in exchange for Petrie's deposit of $67.5 million in U.S. Treasury obligations into the Collateral Account. The U.S. Treasury obligations placed in the Collateral Account pursuant to the Amended and Restated Cash Collateral Agreement secure the payment of certain obligations of the Liquidating Trust, as successor to Petrie, to PS Stores arising under (i) the Retail Operations Stock Purchase Agreement and (ii) the Cross-Indemnification and Procedure Agreement, dated as of December 9, 1994, between Petrie and PS Stores (Note 4). In connection with the settlement of a dispute with the Internal Revenue Service (the "IRS"), as more fully described below, PS Stores and Petrie Retail have agreed that the Liquidating Trust may transfer to an account of the Liquidating Trust the U.S. Treasury obligations held in the Collateral Account in excess of $37.5 million.

      As previously disclosed, during the three months ended March 31, 1997, the Liquidating Trust sold an aggregate of 1,000,000 shares of Toys Common Stock for approximately $25.5 million in proceeds. Such sales were made in order to reduce the risks associated with holding equity securities of one issuer.

      The price per share of Toys Common Stock, as reported on the New York Stock Exchange Composite Tape, decreased from $29-7/8 per share at December 31, 1996 to $28 per share at March 31, 1997 and then increased to $29-1/4 per share at May 14, 1997.

4.    COMMITMENTS AND CONTINGENCIES

      As successor to Petrie, the Liquidating Trust has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to (i) guarantees of certain retail store leases, expiring at various times through 2011 to which Petrie Retail or an affiliate thereof is a party, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail fails to perform; and (ii) Petrie's agreement with Petrie Retail to indemnify it for certain liabilities relating to Petrie Retail's withdrawal from the United Auto Workers District 65 Security Plan Pension Fund (the "Multiemployer Plan"). The Liquidating Trust accrues liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters. At March 31, 1997 and December 31, 1996, the Liquidating Trust, as successor to Petrie, had accrued approximately $42 million and $38 million, respectively, for contingent liabilities. As the scope of these liabilities becomes better defined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

      On October 12, 1995, Petrie Retail filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). As a result of its bankruptcy filing, Petrie Retail has failed to perform or make payment with respect to certain of the Assumed Obligations, including, but not limited to, Assumed Obligations relating to store leases to which Petrie Retail or an affiliate thereof is a party, state taxes, employment agreements, insurance premiums and certain other claims and contractual obligations. Accordingly, the Liquidating Trust has been and may continue to be required to make payments in respect of certain of the Assumed Obligations. The Liquidating Trust intends to file claims in the Bankruptcy Court against Petrie Retail in respect of any such payments. The Liquidating Trust is unable to predict the timing or probability of the collection of these claims against Petrie Retail. No amounts have been accrued as receivables for potential reimbursement or recoveries from Petrie Retail.

      Additionally, tax refunds aggregating $7,579,998, plus interest, to which Petrie Retail claims it is entitled, are being held in an escrow account pursuant to a Bankruptcy Court order. On February 28, 1997, an adversary complaint was filed by Petrie Retail in the Bankruptcy Court alleging that Petrie and the Liquidating Trust are improperly withholding such tax refunds from Petrie Retail. Petrie Retail is seeking, among other things, (i) a declaration that those funds are the property of Petrie Retail, (ii) a turnover of those funds plus accrued interest to Petrie Retail, (iii) a mandatory injunction requiring the release of those funds to Petrie Retail, (iv) the imposition of a constructive trust on those funds, (v) a finding of contempt against Petrie and the Liquidating Trust for purportedly violating the automatic stay provisions of section 362(a)(3), (6) and (7) of the United States Bankruptcy Code, and (vi) an order requiring defendants to pay attorneys' fees, costs and disbursements incurred by Petrie Retail in connection with the action. The parties are currently engaged in discovery with respect to this action. While no assurance can be given, the Liquidating Trust believes that it has meritorious defenses to this action, including but not limited to the affirmative defenses of setoff and recoupment, and will defend itself vigorously.

      Since filing its petition for bankruptcy protection, Petrie Retail has, according to its filings with the Bankruptcy Court, closed more than 730 of the roughly 1600 stores it operated prior to filing the petition. According to such filings, of the more than 730 closed stores, approximately 460 relate to rejected leases, 30 were assigned to third party retailers and the remainder of the leases generally have expired or were terminated by mutual landlord and tenant consent. Petrie had guaranteed approximately 85 of the rejected leases. After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains a guarantor of 42 of the re-jected leases and its aggregate guarantee liability with respect to these leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, is approximately $28 million, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at March 31, 1997.

      On May 5, 1997, Petrie Retail obtained approval from the Bankruptcy Court to conduct going-out-of-business sales at an additional of 76 stores and stated that it would close 22 other stores in the ordinary course of business. While conducting its going-out-of-business sales at these locations, Petrie Retail is attempting to sell and assign, with Bankruptcy Court approval, the subject leases to third parties. If Petrie Retail can not assign the leases that are the subject of the May 5, 1997 motion, Petrie Retail will likely reject such remaining leases in the near future. The Liquidating Trust, as successor to Petrie, is a guarantor of 21 of the leases relating to the 76 stores in which Petrie Retail is conducting going-out-of-business sales. If Petrie Retail were to reject all 21 of these leases, the Liquidating Trust's aggregate guarantee liability with respect to such leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, would be approximately $9 million, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at March 31, 1997.

      According to Petrie Retail's filings with the Bankruptcy Court, once Petrie Retail closes all of the stores that are the subject of the Bankruptcy Court motions discussed above (including the 22 stores which are being closed in the ordinary course of business), it will be operating approximately 770 stores. No assurance can be given as to the number of additional stores to be closed by Petrie Retail with respect to which the Liquidating Trust has guarantee liability. If Petrie Retail were to close every store for which the Liquidating Trust believes it has liability as a lease guarantor (giving effect to all the lease guarantee releases executed by landlords) and every store for which the Liquidating Trust disputes its guarantor liability (as more fully discussed in the following paragraph), assuming that no mitigation or defense were successful, the Liquidating Trust's theoretical exposure relating to such leases, without giving effect to any present value discount, would be approximately $93 million, with approximately $9 million coming due in the remainder of the year ending December 31, 1997, approximately $14 million due in 1998, approximately $13 million due in 1999, and approximately $57 million due thereafter. Such exposure includes the $28 million in aggregate liability relating to the rejected leases and the $9 million in aggregate liability relating to leases which are the subject of the May 5, 1997 order of the Bankruptcy Court described above.

      The Liquidating Trust, on the one hand, and Petrie Retail and its affiliates, on the other, are in dispute as to whether the Liquidating Trust, as successor to Petrie, or Petrie Retail and its affiliates are responsible as guarantor of 43 leases. The Liquidating Trust has settled its liability with the landlords (but not Petrie Retail and its affiliates) with respect to eight of these leases. The following amounts, which have been calculated using the same assumptions set forth above and without giving effect to any present value discount, have been included in the Liquidating Trust's lease liability calculations in the preceding paragraphs with respect to the disputed leases: (i) the $28 million in liability with respect to rejected leases includes $10 million in guarantee liability with respect to the disputed leases; (ii) the $9 million in liability with respect to stores where Petrie Retail is conducting going-out-of-business sales pursuant to the May 5, 1997 order of the Bankruptcy Court includes $1 million with respect to the disputed leases; and (iii) the $93 million in maximum theoretical exposure includes $19 million with respect to 35 disputed leases where the Liquidating Trust has not settled its liability with the landlord.

      Landlords under leases relating to 135 stores operated by Petrie Retail or an affiliate thereof have alleged in a complaint that the Liquidating Trust, as successor to Petrie, has liability as a guarantor of certain leases notwithstanding Petrie's receipt from these landlords of releases of guarantees with respect to substantially all of such leases. Without giving effect to any present value discount, but giving effect to rental payments made by Petrie Retail since the complaints were filed and assuming that all of the 135 stores which are the subject of these landlords' claims are closed and that the landlord in each case is unable to mitigate its damages, the Liquidating Trust estimates that the alleged guarantor liability currently represents approximately $66 million in lease payments. On April 7, 1997, the trial court dismissed the landlords' claims for fraud and negligent misrepresentation with respect to the releases of the guarantees, and the landlords have filed a notice of appeal of such dismissal. The parties are currently engaged in discovery with respect to the landlords' remaining claims for breach of contract and declaratory judgment. The Liquidating Trust believes it has substantial legal defenses to the landlords' claims and is vigorously contesting such claims. While a decision by a court in favor of such landlords could have a material adverse effect on the Liquidating Trust's liquidity and financial condition, based on available information and developments to date, the Liquidating Trust believes that such an outcome is unlikely.

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

      As previously disclosed, on October 23, 1995, Petrie Retail notified three former executives of Petrie that, as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of the retail operations. On April 25, 1996, the Liquidating Trust entered into settlement agreements with two of the former executives and on January 27, 1997 entered into a settlement agreement with the estate of the third executive. Pursuant to such settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under their respective agreements with Petrie. The total cost of these settlements to the Liquidating Trust was approximately $3.2 million (of which approximately $700,000 remained unpaid and was included in the Liquidating Trust's accrued expenses and other liabilities at March 31, 1997).

      As previously disclosed, effective January 31, 1995, Petrie Retail withdrew from the Multiemployer Plan. Due to underfunding of the Multiemployer Plan, Petrie Retail and its affiliates have incurred withdrawal liability under the Employee Retirement Income Security Act of 1974, as amended. By letter dated May 30, 1996 (the "Assessment Letter"), the Multiemployer Plan assessed withdrawal liability against Petrie Retail in the amount of approximately $9.4 million plus interest, to be paid in quarterly installments of approximately $317,000 commencing August 1, 1996 through and including August 1, 2006, with a final payment of approximately $18,000 due on November 1, 2006. In addition, the Multiemployer Plan assessed liability against Petrie Retail of approximately $2 million attributable to the Multiemployer Plan's failure to meet certain Internal Revenue Code minimum funding standards, which amount was payable on August 1, 1996. To the knowledge of the Liquidating Trust, Petrie Retail has not yet paid any amounts for its liabilities in connection with the Multiemployer Plan. In the event of a mass withdrawal by contributing employers from the Multiemployer Plan, the withdrawal liability allocated to Petrie Retail and its affiliates may be higher. Pursuant to the Retail Operations Stock Purchase Agreement, Petrie Retail and its affiliates are responsible for the first $10 million in withdrawal and related liabilities, with the next $50 million of such liabilities allocated 75 percent to the Liquidating Trust, as successor to Petrie, and 25 percent to Petrie Retail and its affiliates. It is unclear what effect, if any, Petrie Retail's bankruptcy filing may have upon the timing and amount of any payments the Liquidating Trust may be required to make under the agreement with respect to the Multiemployer Plan, but in no event will the Liquidating Trust's maximum contractual liability be increased as a result of Petrie Retail's bankruptcy filing.

      As previously disclosed, in connection with an audit conducted by the IRS, the agent examining Petrie's federal tax return for its fiscal year ended January 28, 1989 raised an issue regarding the manner pursuant to which Petrie computed the basis of its Toys Common Stock transferred in connection with the exchange of certain of its exchangeable subordinated debentures. The examining agent had proposed an adjustment to Petrie's taxable income for its 1989 fiscal year which would have resulted in an additional federal tax liability, including interest, of approximately $53 million. On March 14, 1997, a settlement was entered into with the IRS pursuant to which the IRS and the Liquidating Trust agreed to an adjustment to Petrie's taxable income for its 1989 fiscal year which resulted in the Liquidating Trust's incurring additional federal tax liability, including interest, of approximately $11.3 million. Such liability was paid on such date. In connection with such settlement, PS Stores and Petrie Retail have agreed that the Liquidating Trust may transfer to an account of the Liquidating Trust the U.S. Treasury obligations held in the Collateral Account in excess of $37.5 million.

      Zurich Insurance Company ("Zurich"), an insurer of Petrie, has billed the Liquidating Trust $1,554,836 in respect of retrospective premium adjustments pursuant to insurance agreements between Zurich and Petrie. The amount claimed by Zurich relates to policy terms 1988/1989 through and including 1994/1995, and is based on the value of claims made as of December 31, 1996. Such amount is in addition to the amount paid to Zurich based on the value of claims made as of December 31, 1995 and December 31, 1994. As discussed above, the Liquidating Trust intends to file claims in the Bankruptcy Court against Petrie Retail in respect of any amounts paid by the Liquidating Trust for such retrospective premium adjustments.

      The Liquidating Trust believes adequate accruals have been established in the accompanying financial statements to provide for any losses that may be incurred with respect to the aforementioned contingencies.

      In addition to the contingent liabilities discussed above, the Liquidating Trust or Petrie is a defendant in various other legal proceedings relating to Petrie Retail's failure to perform certain retail store leases and other liabilities assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with Petrie's sale of the retail operations. While the Liquidating Trust cannot predict with any certainty what its liability will be from the disposition of these legal proceedings, based on developments to date, the Liquidating Trust's estimate of the likely outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters, the Liquidating Trust believes that it has made adequate accruals for the likely outcome of such proceedings.



ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion should be read in conjunction with the Financial Statements and the Notes thereto provided herein.

      As previously disclosed, Petrie sold its retail operations to PS Stores on December 9, 1994, and on January 24, 1995 (the date on which Petrie's shareholders approved the Plan of Liquidation), Petrie commenced its liquidation. As a result, effective January 28, 1995, Petrie changed its basis of accounting from a going-concern basis to a liquidation basis. During the three months ended March 31, 1997 and the period ended March 31, 1996, the Liquidating Trust's activities have been limited to continuing Petrie's liquidation in furtherance of the Plan of Liquidation. For financial statement purposes, the Liquidating Trust is deemed to be the successor to Petrie, and the results of operations of Petrie are presented in the financial statements of the Liquidating Trust. Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year.

RESULTS OF OPERATIONS

      The Liquidating Trust's net loss for the three months ended March 31, 1997 was $17,713,000 as compared to net income of $29,947,000 for the period from January 23, 1996 to March 31, 1996.

      As of May 14, 1997, the closing price per share of Toys Common Stock as reported on the New York Stock Exchange Composite Tape was $29-1/4 per share. In applying a liquidation basis of accounting, the Liquidating Trust has given effect in its results of operations to fluctuations in the market price of its Toys Common Stock, and has recorded an unrealized loss on the Toys Common Stock for the three months ending March 31, 1997 of $7,605,000 as compared to an unrealized gain of $29,702,000 for the period ended March 31, 1996. In addition, during the three months ended March 31, 1997, the Liquidating Trust sold an aggregate of 1,000,000 shares of Toys Common Stock for approximately $25.5 million. As a result of the sale, the Liquidating Trust realized a loss of approximately $4,375,000.

      For the three months ended March 31, 1997, the Liquidating Trust incurred corporate overhead of $7,129,000 compared with $1,016,000 for the period ended March 31, 1996. Corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie including, but not limited to, costs and expenses that the Liquidating Trust has incurred as a result of Petrie Retail's failure to perform its obligations as a result of its bankruptcy filing, legal fees, insurance, accounting fees, salaries, real estate advisory fees, transfer agent fees and printing and shareholder communications expenses. The increase in corporate overhead charges during the three months ended March 31, 1997 was primarily due to accruals made for additional costs and expenses that the Liquidating Trust incurred in connection with Petrie Retail's failure to perform its obligations as a result of its bankruptcy filing, including approximately $4 million relating to the liability of the Liquidating Trust, as successor to Petrie, as a guarantor of certain leases which Petrie Retail or one of its affiliates has failed to perform and approximately $1.5 million in respect of retrospective insurance premium adjustments. See "Notes to Financial Statements."

      The Liquidating Trust intends to file claims against Petrie Retail in the Bankruptcy Court in respect of any payments which are made by the Liquidating Trust for obligations that Petrie Retail or an affiliate thereof fails to perform. Additionally, tax refunds aggregating $7,579,998, to which Petrie Retail claims it is entitled, are being held in an escrow account. As noted above, Petrie Retail has filed a complaint in the Bankruptcy Court alleging that Petrie and the Liquidating Trust are improperly withholding such tax refunds and is seeking, among other things, the immediate release of such funds to Petrie Retail. See "--Liquidity and Capital Resources."

      During the three months ended March 31, 1997, the Liquidating Trust earned $1,909,000 in investment income as compared to $1,261,000 earned during the period ended March 31, 1996. The increase in investment income during the three months ended March 31, 1997 is the result of the Liquidating Trust's sale of shares of Toys Common Stock and the investment of the proceeds therefrom in U.S. Treasury obligations.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

      As previously disclosed, the Liquidating Trust has placed 3,493,450 shares of Toys Common Stock into an escrow account and, prior to the settlement with the IRS, $67.5 million in U.S. Treasury obligations into a collateral account. These assets were placed into these accounts to secure Petrie's obligations relating to certain contingent liabilities pursuant to the terms of the Toys Acquisition Agreement, the Retail Operations Stock Purchase Agreement and other agreements with Toys "R" Us and/or PS Stores. See "--Contingent Liabilities."

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

      As of May 14, 1997, the Liquidating Trust's 4,055,576 shares of Toys Common Stock had a market value of approximately $118.6 million, based upon a closing price per share of $29-1/4, as reported on the New York Stock Exchange Composite Tape on such date. During the fifty-two weeks prior to May 14, 1997, the price per share of Toys Common Stock has fluctuated from a high of $37-5/8 to a low of $23-3/4. No assurance can be given as to the future market prices of Toys Common Stock.

      As of May 14, 1997, the Liquidating Trust had approximately $130 million in cash and cash equivalents and investments in U.S. Treasury obligations. The Liquidating Trust believes that it has sufficient liquid funds available to satisfy the liabilities of the Liquidating Trust that are likely to occur in the near future (including, without limitation, costs and expenses related to the administration of the Liquidating Trust such as legal fees, insurance, accounting fees, salaries, real estate advisory fees, transfer agent fees and printing and shareholder communication expenses). To the extent that the Liquidating Trust's liquid funds are insufficient to satisfy such liabilities, however, the Liquidating Trust will sell some or all of the remaining shares of Toys Common Stock that it holds. The Liquidating Trust has not made any liquidating distributions since its establishment. The Liquidating Trustees have determined not to approve any further distributions of cash or shares of Toys Common Stock to holders of Units of Beneficial Interest until the status of the Liquidating Trust's contingent liabilities is clarified. See "--Contingent Liabilities."

CONTINGENT LIABILITIES

      As more fully described in Item 1 of Part I, the Liquidating Trust, as successor to Petrie, has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to (i) guarantees of certain retail store leases, expiring at various times through 2011 to which Petrie Retail or an affiliate thereof is a party, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale to the extent that Petrie Retail fails to perform; and (ii) Petrie's agreement with Petrie Retail to indemnify it for certain liabilities relating to Petrie Retail's withdrawal from the United Auto Workers District 65 Security Plan Pension Fund. At March 31, 1997, the Liquidating Trust, as successor to Petrie, had accrued approximately $42 million for contingent liabilities. As the scope of these liabilities becomes better defined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions. See "Notes to Financial Statements."

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements relating to the Liquidating Trust's contingent liabilities contained above in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Financial Statements."

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

      (7) The effects of, and changes in, laws and regulations and other activities of federal and local governments, agencies and similar organizations; and

      (8) The costs and other effects of other legal and adminis-trative cases and proceedings, settlements and claims relating to the Liquidating Trust's contingent liabilities.



                       PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

        The description of legal proceedings involving the Liquidating Trust provided in Item 1 of Part I is herein incorporated by reference as though fully set forth herein.

        Zurich Insurance Company et al. v. Petrie Stores Corporation et al. As previously disclosed, on or about October 30, 1996, a complaint was filed in New York State Supreme Court by an insurance company and its affiliates against Petrie and the Liquidating Trust, as successor to Petrie, seeking payment of retrospective premium adjustments relating to insurance agreements entered into by Petrie for the policy terms 1988/1989 through and including 1994/1995, based on the value of claims as of December 31, 1994 and December 31, 1995. The plaintiffs sought an amount no less than $1,728,183 with interest from October 31, 1996 plus damages in respect of defendants' alleged anticipatory breach of their obligations to pay future premium adjustments and attorneys' fees and costs. This action was settled on April 14, 1997 for the principal amount claimed, without interest, fees or other costs.

        Roseville Square Partners v. Carlsbad Apparel Corporation et al. As previously disclosed, on or about November 7, 1996, a complaint was filed in the Superior Court of Orange County, California, California against Carlsbad Apparel Corporation (a former subsidiary of Petrie), Petrie and certain unnamed agents or employees of the defendants. The complaint alleged breach of contract and sought to recover past rent, common area maintenance charges, taxes, interest, late charges, attorneys' fees and costs, and the additional amount due under the remainder of the lease, which totaled in excess of $562,000. The parties have agreed in principle, subject to the execution of definitive documentation, to settle the case for an amount not deemed material to the Liquidating Trust.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    LIST OF EXHIBITS

               Exhibit 27 -- Financial Data Schedule

        (b)    REPORTS ON FORM 8-K

               Current Report on Form 8-K, dated as of March 17, 1997, reporting the sale of 1,000,000 shares of Toys "R" Us common stock and the settlement of a tax dispute with the Internal Revenue Service.


                                SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                    PETRIE STORES LIQUIDATING TRUST

Dated: May 15, 1997                 By /s/ STEPHANIE R. JOSEPH
                                       -----------------------
                                       Stephanie R. Joseph
                                       Manager and Chief Executive Officer

Dated: May 15, 1997                 By /s/ H. BARTLETT BROWN
                                       ---------------------
                                       H. Bartlett Brown
                                       Assistant Manager and Chief
                                         Financial Officer