Form 10-Q
period 1997-06-30
PETRIE STORES LIQUIDATING TRUST
filed 1997-08-14
CIK 77808

============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                   FORM 10-Q
                               QUARTERLY REPORT
                    PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


          FOR THE QUARTERLY PERIOD       COMMISSION FILE NUMBER:  0-3777
           ENDED JUNE 30, 1997


                       PETRIE STORES LIQUIDATING TRUST
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          NEW YORK                                     22-6679945
          (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

          70 ENTERPRISE AVENUE
          SECAUCUS, NEW JERSEY                          07094
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

          REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (201) 422-0496

          FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF
          CHANGED SINCE LAST REPORT:

               Not Applicable.

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
               Yes:  _X_  No: ____

          Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of August 12, 1997, there were 52,350,238 Units of Beneficial Interest outstanding.


                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

                              INDEX TO FORM 10-Q

          PART I - FINANCIAL INFORMATION
                                                               Page
          Item 1.  Financial Statements (unaudited)
                   Statements of Net Assets in Liquidation
                        - June 30, 1997 and December 31,
                        1996  . . . . . . . . . . . . . . . . .   2
                   Statements of Changes in Net Assets in
                        Liquidation - For the Three Months
                        ended June 30, 1997 and 1996, the
                        Six Months ended June 30, 1997 and
                        the Period from January 23, 1996
                        to June 30, 1996  . . . . . . . . . . .   3
                   Notes to Financial Statements  . . . . . . .   4
          Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                   Operations . . . . . . . . . . . . . . . . .  10

          PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings  . . . . . . . . . . . . .  14
          Item 6.  Exhibits and Reports on Form 8-K . . . . . .  14


                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

                    STATEMENTS OF NET ASSETS IN LIQUIDATION

                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                     June 30,   December 31,
                                                       1997         1996

      Assets
      Cash and cash equivalents                   $      1,042  $      229
      U.S. Treasury Obligations                         98,831      56,943
      U.S. Treasury Obligations held in escrow          37,500      67,500
      Investments in common stock (including
        3,493,450 shares of Toys "R" Us common
        stock held in escrow)                          141,945     151,035
                                                  ------------   ---------
      Total assets                                     279,318     275,707

      Liabilities
      Accrued expenses and other liabilities            40,386      52,378
                                                  ------------   ---------
      Total liabilities                                 40,386      52,378

      Commitments and contingencies
                                                  ------------   ---------
      Net assets in liquidation                     $  238,932    $223,329
                                                  ============   =========

     See accompanying notes.


                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

              STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                                   Period
                                                                    from
                                 Three      Three                  January
                                Months      Months    Six Months  23, 1996
                                Ended       Ended       Ended        to
                               June 30,    June 30,    June 30,   June 30,
                                 1997        1996        1997       1996
                              ----------------------------------------------
      Net assets in
      liquidation
        at beginning
        of period              $205,616    $232,541    $223,329   $202,594
                              ---------    --------    --------   ---------
      Investment income           2,325      1,721       4,233      2,982
      Corporate overhead         (1,557)   (16,775)     (8,686)   (17,791)
      Income tax refund           3,965        -         3,965        -
      Net realized and
        unrealized gain
        on investments           28,583      7,583      16,091     37,285
                              ---------    --------    --------   ---------

      Net income (loss)
        for the period           33,316     (7,471)     15,603     22,476
                              =========    ========    =======    =======
      Net assets in
        liquidation at
        end of period         $238,932    $225,070    $238,932   $225,070
                              =========    ========    =======    =======

      Net income
        (loss) per unit       $    .64   $    (.14)   $    .30   $    .43
                              =========    ========    =======    =======

      Weighted average
        number of units         52,350       52,350     52,350     52,350
                              =========    ========    =======    =======

     See accompanying notes.


                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                 JUNE 30, 1997

     1.   INTERIM REPORTING

          The accompanying unaudited financial statements of Petrie Stores Liquidating Trust (the "Liquidating Trust") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Liquidating Trust, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, reference is made to the financial statements and footnotes thereto included in the Liquidating Trust's Annual Report on Form 10-K for the period ended December 31, 1996.

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

          Pursuant to the Plan of Liquidation and the Agreement and Declaration of Trust, dated as of December 6, 1995 (the "Liquidating Trust Agreement"), between Petrie and the trustees named therein (the "Liquidating Trustees"), effective as of the close of business on January 22, 1996 (the "Succession Date"), Petrie transferred its remaining assets (then consisting of approximately $131 million in cash and cash equivalents and 5,055,576 shares of Toys Common Stock) to, and its remaining fixed and contingent liabilities were assumed by (the "Succession"), the Liquidating Trust. The assets of the Liquidating Trust are subject to various contingent liabilities, the status of which is presently unclear (Note 4), as well as the terms of a letter agreement with Toys "R" Us (Note 3) pursuant to which the Liquidating Trust is required to retain a substantial portion of its assets to provide for its liabilities. Accordingly, the Liquidating Trustees have determined not to approve any distributions of Toys Common Stock or other assets of the Liquidating Trust to beneficiaries of the Liquidating Trust until the status of such contingent liabilities is clarified.

          Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year. A liquidation basis of accounting was implemented as of January 28, 1995. The statements of net assets in liquidation at June 30, 1997 and December 31, 1996 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

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

     3.   INVESTMENTS IN COMMON STOCK

          At June 30, 1997, the Liquidating Trust's investments in common stock consist of 4,055,576 shares, which are carried at market value, of Toys R Us, which operates a chain of specialty retail stores principally engaged in the sale of toys and children's clothing in the United States and abroad.

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

          Petrie had also placed 3,200,082 shares of Toys Common Stock in a collateral account (the "Collateral Account") pursuant to the terms of an Amended and Restated Cash Collateral and Pledge Agreement, dated as of December 9, 1994 and amended as of January 24, 1995, among Petrie, PS Stores, certain subsidiaries of PS Stores, and Custodial Trust Company, as Collateral Agent (the "Amended and Restated Cash Collateral Agreement"). On December 19, 1995, the Amended and Restated Cash Collateral Agreement was further amended and restated and, pursuant thereto, the 3,200,082 shares of Toys Common Stock held in the Collateral Account were released to Petrie in exchange for Petrie's deposit of $67.5 million in U.S. Treasury obligations into the Collateral Account. In connection with the previously disclosed settlement of a dispute with the Internal Revenue Service (the IRS ), on May 20, 1997, approximately $32 million in U.S. Treasury obligations held in the Collateral Account were transferred to the Liquidating Trust, and the Liquidating Trust is now required to maintain at least $37.5 million in the Collateral Account. The U.S. Treasury obligations currently held in the Collateral Account pursuant to the Amended and Restated Cash Collateral Agreement secure the payment of certain obligations of the Liquidating Trust, as successor to Petrie, to PS Stores arising under (i) the Retail Operations Stock Purchase Agreement and (ii) the Cross-Indemnification and Procedure Agreement, dated as of December 9, 1994, between Petrie and PS Stores (Note 4).

          As previously disclosed, at various times between January 23, 1997 and February 5, 1997, the Liquidating Trust sold an aggregate of 1,000,000 shares of Toys Common Stock for approximately $25.5 million in proceeds.

          The price per share of Toys Common Stock, as reported on the New York Stock Exchange Composite Tape, decreased from $29-7/8 per share at December 31, 1996 to $28 per share at March 31, 1997 and then increased to $35 per share at June 30, 1997. As of August 12, 1997, the price per share of Toys Common Stock was $34.

     4.   COMMITMENTS AND CONTINGENCIES

          As successor to Petrie, the Liquidating Trust has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to (i) guarantees of certain retail store leases, expiring at various times through 2011 to which Petrie Retail or an affiliate thereof is a party, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail fails to perform; and (ii) Petrie's agreement with Petrie Retail to indemnify it for certain liabilities relating to Petrie Retail's withdrawal from the United Auto Workers District 65 Security Plan Pension Fund (the "Multiemployer Plan"). The Liquidating Trust accrues liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters. At both June 30, 1997 and December 31, 1996, the Liquidating Trust, as successor to Petrie, had accrued approximately $35 million and $38 million, respectively, for contingent liabilities. As the scope of these liabilities becomes better defined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

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

          On February 28, 1997, an adversary complaint was filed by Petrie Retail in the Bankruptcy Court alleging that Petrie and the Liquidating Trust were improperly withholding tax refunds aggregating $7,579,998 (plus interest thereon) from Petrie Retail. Such tax refunds, which relate to taxes paid by Petrie prior to the Sale, were being held in an escrow account pursuant to an order of the Bankruptcy Court. By an order dated June 25, 1997, the Bankruptcy Court approved a settlement of the action, pursuant to which the tax refunds (with accrued interest) were released from escrow and shared equally by the Liquidating Trust and Petrie Retail in offset of certain claims that the Liquidating Trust had against Petrie Retail. In addition, pursuant to the settlement, Petrie Retail and the Liquidating Trust have agreed to share equally in the proceeds of any similar tax refunds received in the future. The Liquidating Trust has expressly reserved the right to assert future claims against Petrie Retail to the extent that such claims (i) were not offset pursuant to the settlement or (ii) relate to amounts in excess of the amounts permitted for offset in the settlement.

          Since filing its petition for bankruptcy protection, Petrie Retail has, according to its filings with the Bankruptcy Court, closed more than 830 of the roughly 1600 stores it operated prior to filing the petition, including approximately 220 stores closed since January 1, 1997. According to such filings, of the more than 830 closed stores, approximately 520 relate to rejected leases, approximately 35 relate to leases that were assigned to third party retailers and the remainder of the leases generally have expired or were terminated by mutual landlord and tenant consent. Additionally, approximately 10 closed store leases may be assigned to third parties or rejected, subject to Bankruptcy Court resolution. After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains a guarantor of 54 of the rejected leases and its aggregate guarantee liability with respect to these leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, is approximately $25 million, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at June 30, 1997. In addition, subject to the same assumptions, the 10 closed store leases which have not been rejected or terminated represent a maximum aggregate guarantee liability of approximately $6 million, which amount has been included in the Liquidating Trust's accrued expenses and other liabilities at June 30, 1997.

          According to Petrie Retail's filings with the Bankruptcy Court, Petrie Retail is now operating approximately 770 stores and plans to close 12 additional stores within the next few months. No assurance can be given that Petrie Retail will not close additional stores or as to the number of additional stores to be closed by Petrie Retail with respect to which the Liquidating Trust has guarantee liability. If Petrie Retail were to close every store for which the Liquidating Trust believes it has liability as a lease guarantor (giving effect to all the lease guarantee releases executed by landlords) and every store for which the Liquidating Trust disputes its guarantor liability (as more fully discussed in the following paragraph), assuming that no mitigation or defense were successful, the Liquidating Trust's theoretical exposure relating to such leases, without giving effect to any present value discount, would be approximately $86 million. Such exposure includes the approximately $25 million in aggregate liability relating to the rejected leases described above. With respect to the approximately $61 million of liability relating to leases that have not yet expired or been assigned, rejected or terminated (including the $6 million of guarantor liability related to stores that have been closed where the related leases have not been rejected or assigned), approximately $5 million is due in the remainder of the year ending December 31, 1997, approximately $12 million is due in 1998, approximately $12 million is due in 1999, approximately $10 million is due in 2000 and approximately $22 million is due thereafter.

          The Liquidating Trust, on the one hand, and Petrie Retail and its affiliates, on the other, are in dispute as to whether the Liquidating Trust, as successor to Petrie, or Petrie Retail and its affiliates are responsible as guarantor of 43 leases. The Liquidating Trust has settled its liability with the landlords (but not Petrie Retail and its affiliates) with respect to 19 of these leases. The following amounts, which have been calculated using the same assumptions set forth above and without giving effect to any present value discount, have been included in the Liquidating Trust's lease liability calculations in the preceding paragraphs with respect to the disputed leases: (i) the $25 million in liability with respect to rejected leases includes $8 million in guarantee liability with respect to the disputed leases; and (ii) the $86 million in maximum theoretical exposure includes $17 million with respect to 24 disputed leases where the Liquidating Trust has not settled its liability with the landlord.

          Landlords under leases relating to 135 stores operated by Petrie Retail or an affiliate thereof have alleged in a complaint that the Liquidating Trust, as successor to Petrie, has liability as a guarantor of certain leases notwithstanding Petrie's receipt from these landlords of releases of guarantees with respect to substantially all of such leases. Without giving effect to any present value discount, but giving effect to rental payments made by Petrie Retail since the complaints were filed and assuming that all of the 135 stores which are the subject of these landlords' claims are closed and that the landlord in each case is unable to mitigate its damages, the Liquidating Trust estimates that the alleged guarantor liability currently represents approximately $64 million in lease payments. As previously disclosed, on April 7, 1997, the trial court dismissed the landlords' claims for fraud and negligent misrepresentation with respect to the releases of the guarantees, and the landlords have filed a notice of appeal of such dismissal. The parties are currently engaged in discovery with respect to the landlords' remaining claims for breach of contract and declaratory judgment. The Liquidating Trust believes it has substantial legal defenses to the landlords' claims and is vigorously contesting such claims. While a decision by a court in favor of such landlords could have a material adverse effect on the Liquidating Trust's liquidity and financial condition, based on available information and developments to date, the Liquidating Trust believes that such an outcome is unlikely.

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

          As previously disclosed, on October 23, 1995, Petrie Retail notified three former executives of Petrie that, as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of the retail operations. On April 25, 1996, the Liquidating Trust entered into settlement agreements with two of the former executives and on January 27, 1997 entered into a settlement agreement with the estate of the third executive. Pursuant to such settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under their respective agreements with Petrie. The total cost of these settlements to the Liquidating Trust was approximately $3.2 million, of which approximately $700,000 (relating to certain unfunded pension obligations) remained unpaid and was included in the Liquidating Trust's accrued expenses and other liabilities at June 30, 1997.

          As previously disclosed, effective January 31, 1995, Petrie Retail withdrew from the Multiemployer Plan. Due to underfunding of the Multiemployer Plan, Petrie Retail and its affiliates have incurred withdrawal liability under the Employee Retirement Income Security Act of 1974, as amended. By letter dated May 30, 1996 (the "Assessment Letter"), the Multiemployer Plan assessed withdrawal liability against Petrie Retail in the amount of approximately $9.4 million plus interest, to be paid in quarterly installments of approximately $317,000 commencing August 1, 1996 through and including August 1, 2006, with a final payment of approximately $18,000 due on November 1, 2006. In addition, the Multiemployer Plan assessed liability against Petrie Retail of approximately $2 million attributable to the Multiemployer Plan's failure to meet certain Internal Revenue Code minimum funding standards, which amount was payable on August 1, 1996. To the knowledge of the Liquidating Trust, Petrie Retail has not made any payments with respect to such liabilities. In the event of a mass withdrawal by contributing employers from the Multiemployer Plan, the withdrawal liability allocated to Petrie Retail and its affiliates may be higher. Pursuant to the Retail Operations Stock Purchase Agreement, Petrie Retail and its affiliates are responsible for the first $10 million in withdrawal and related liabilities, with the next $50 million of such liabilities allocated 75 percent to the Liquidating Trust, as successor to Petrie, and 25 percent to Petrie Retail and its affiliates. It is unclear what effect, if any, Petrie Retail's bankruptcy filing may have upon the timing and amount of any payments the Liquidating Trust may be required to make under the agreement with respect to the Multiemployer Plan, but in no event will the Liquidating Trust's maximum contractual liability be increased as a result of Petrie Retail's bankruptcy filing.

          As previously disclosed, Zurich Insurance Company ("Zurich"), an insurer of Petrie, billed the Liquidating Trust, as successor to Petrie, $1,554,836 in respect of retrospective premium adjustments pursuant to insurance agreements between Zurich and Petrie. The amount claimed by Zurich related to policy terms 1988/1989 through and including 1994/1995, and was based on the value of claims made as of December 31, 1996. On June 27, 1997, the Liquidating Trust paid Zurich $1,520,589 in respect of the retrospective premium adjustments based on the value of claims made as of December 31, 1996. Such amount is in addition to the $1,728,183 in retrospective premium adjustments paid to Zurich on April 14, 1997 based on the value of claims made as of December 31, 1994 and 1995. As discussed above, the Liquidating Trust intends to file a claim in the Bankruptcy Court against Petrie Retail in respect of the $1,520,589 paid to Zurich.

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

          As previously disclosed, Petrie sold its retail operations to PS Stores on December 9, 1994, and on January 24, 1995 (the date on which Petrie's shareholders approved the Plan of Liquidation), Petrie commenced its liquidation. As a result, effective January 28, 1995, Petrie changed its basis of accounting from a going-concern basis to a liquidation basis. During the six months ended June 30, 1997 and the period from January 23, 1996 to June 30, 1996, the Liquidating Trust's activities have been limited to continuing Petrie's liquidation in furtherance of the Plan of Liquidation. Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year.

     RESULTS OF OPERATIONS

          The Liquidating Trust's net income for the three and six months ended June 30, 1997 was $33,316,000 and $15,603,000, respectively, as compared to a net loss of $7,471,000 for the three months ended June 30, 1996 and net income of $22,476,000 for the period from January 23, 1996 to June 30, 1996.

          As of August 12, 1997, the most recent practicable date prior to the filing of this Form 10-Q, the closing price per share of Toys Common Stock as reported on the New York Stock Exchange Composite Tape was $34 per share. In applying a liquidation basis of accounting, the Liquidating Trust has given effect in its results of operations to fluctuations in the market price of its Toys Common Stock, and has recorded a net unrealized gain on the Toys Common Stock for the three and six months ended June 30, 1997 of $28,389,000 and $20,802,000 respectively, as compared to an unrealized gain of $7,583,000 and $37,285,000 for the three months ended June 30, 1996 and the period from January 23, 1996 to June 30, 1996, respectively. In addition, at various times between January 23, 1997 and February 5, 1997, the Liquidating Trust sold an aggregate of 1,000,000 shares of Toys Common Stock for approximately $25.5 million. As a result of the sale, the Liquidating Trust realized a loss with respect to such sale of approximately $4,375,000 for the six months ended June 30, 1997.

          For the three and six months ended June 30, 1997, the Liquidating Trust incurred corporate overhead of $1,557,000 and $8,686,000, as compared to $16,775,000 and $17,791,000 for the three months ended June 30, 1996 and the period from January 23, 1996 to June 30, 1996. Corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie including, but not limited to, costs and expenses that the Liquidating Trust has incurred as a result of Petrie Retail's failure to perform its obligations as a result of its bankruptcy filing, legal fees, insurance, accounting fees, salaries for the Liquidating Trust's two part-time employees, trustee fees, real estate advisory fees, transfer agent fees and printing and shareholder communications expenses. The decrease in corporate overhead charges during the three and six months ended June 30, 1997 was primarily due to accruals of $15 million made during the three month period ended June 30, 1996 for contingent guarantee liabilities relating to store leases with respect to which Petrie Retail announced going-out-of-business sales. Included in corporate overhead charges for the six months ended June 30, 1997 are accruals made for additional costs and expenses that the Liquidating Trust incurred in connection with Petrie Retail's failure to perform its obligations as a result of its bankruptcy filing, including approximately $4 million relating to the liability of the Liquidating Trust, as successor to Petrie, as a guarantor of certain leases which Petrie Retail or one of its affiliates has failed to perform and approximately $1.5 million in respect of retrospective insurance premium adjustments. See "Notes to Financial Statements."

          The Liquidating Trust intends to file claims against Petrie Retail in the Bankruptcy Court in respect of certain payments which are made by the Liquidating Trust for obligations that Petrie Retail or an affiliate thereof fails to perform. The Liquidating Trust is unable to predict the timing or probability of the collection of these claims against Petrie Retail.

          On February 28, 1997, an adversary complaint was filed by Petrie Retail in the Bankruptcy Court alleging that Petrie and the Liquidating Trust were improperly withholding tax refunds aggregating $7,579,998 (plus interest thereon) from Petrie Retail. Such tax refunds, which relate to taxes paid by Petrie prior to the Sale, were being held in an escrow account pursuant to an order of the Bankruptcy Court. By an order dated June 25, 1997, the Bankruptcy Court approved a settlement of the action, pursuant to which the tax refunds (with accrued interest) were released from escrow and shared equally by the Liquidating Trust and Petrie Retail in offset of certain claims that the Liquidating Trust had against Petrie Retail. In addition, pursuant to the settlement, Petrie Retail and the Liquidating Trust have agreed to share equally in the proceeds of any similar tax refunds received by the Liquidating Trust in the future. The Liquidating Trust has expressly reserved the right to assert future claims against Petrie Retail to the extent that such claims (i) were not offset pursuant to the settlement or (ii) relate to amounts in excess of the amounts permitted for offset in the settlement.

          During the three and six months ended June 30, 1997, the Liquidating Trust earned $2,325,000 and $4,233,000 in investment income, as compared to $1,721,000 and $2,982,000 earned during the three months ended June 30, 1996 and the period from January 23, 1996 to June 30, 1996. The increase in investment income during the three and six months ended June 30, 1997 is principally the result of the Liquidating Trust's sale of shares of Toys Common Stock and the investment of the proceeds therefrom in U.S. Treasury obligations.

     LIQUIDITY AND CAPITAL RESOURCES

     GENERAL

          As previously disclosed, 3,493,450 shares of Toys Common Stock are held by the Liquidating Trust in an escrow account and approximately $37.5 million in U.S. Treasury obligations are held by the Liquidating Trust in a collateral account. These assets secure Petrie's obligations relating to certain contingent liabilities pursuant to the terms of the Toys Acquisition Agreement, the Retail Operations Stock Purchase Agreement and other agreements with Toys "R" Us and/or PS Stores. See " Contingent Liabilities."

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

          As of August 12, 1997, the most recent practicable date prior to the filing of this Form 10-Q, the Liquidating Trust's 4,055,576 shares of Toys Common Stock had a market value of approximately $137.9 million, based upon a closing price per share of $34, as reported on the New York Stock Exchange Composite Tape on such date. During the fifty-two weeks prior to August 12, 1997, the price per share of Toys Common Stock has fluctuated from a low of $24 3/8 to a high of $37 5/8. No assurance can be given as to the future market prices of Toys Common Stock.

          As of August 12, 1997, the Liquidating Trust had approximately $137 million in cash and cash equivalents and investments in U.S. Treasury obligations (including those held in escrow). The Liquidating Trust believes that it has sufficient liquid funds available to satisfy the liabilities of the Liquidating Trust that are likely to occur in the near future (including, without limitation, costs and expenses related to the administration of the Liquidating Trust such as legal fees, insurance, accounting fees, salaries, real estate advisory fees, transfer agent fees and printing and shareholder communication expenses). To the extent that the Liquidating Trust's liquid funds are insufficient to satisfy such liabilities, however, the Liquidating Trust will sell some or all of the remaining shares of Toys Common Stock that it holds. The Liquidating Trust has not made any liquidating distributions since its establishment. The Liquidating Trustees have determined not to approve any further distributions of cash or shares of Toys Common Stock to holders of Units of Beneficial Interest until the status of the Liquidating Trust's contingent liabilities is clarified. See " Contingent Liabilities."

     CONTINGENT LIABILITIES

          As more fully described in Item 1 of Part I, the Liquidating Trust, as successor to Petrie, has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to (i) guarantees of certain retail store leases, expiring at various times through 2011 to which Petrie Retail or an affiliate thereof is a party, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale to the extent that Petrie Retail fails to perform; and (ii) Petrie's agreement with Petrie Retail to indemnify it for certain liabilities relating to Petrie Retail's withdrawal from the United Auto Workers District 65 Security Plan Pension Fund. At June 30, 1997, the Liquidating Trust, as successor to Petrie, had accrued approximately $35 million for contingent liabilities. As the scope of these liabilities becomes better defined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions. See "Notes to Financial Statements."

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

          Zurich Insurance Company et al. v. Petrie Stores Corporation et al. As previously disclosed, on or about October 30, 1996, a complaint was filed in New York State Supreme Court by an insurance company and its affiliates against Petrie and the Liquidating Trust, as successor to Petrie, seeking payment of retrospective premium adjustments relating to insurance agreements entered into by Petrie for the policy terms 1988/1989 through and including 1994/1995, based on the value of claims as of December 31, 1994 and December 31, 1995. The plaintiffs sought an amount no less than $1,728,183 with interest from October 31, 1996 plus damages in respect of defendants' alleged anticipatory breach of their obligations to pay future premium adjustments and attorneys' fees and costs. This action was settled on April 14, 1997 for the principal amount claimed, without interest, fees or other costs. The amount paid in such action is in addition to the $1,520,589 in retrospective premium adjustments paid by the Liquidating Trust to Zurich on June 27, 1997 based on the value of claims made as of December 31, 1996. See "Notes to Financial Statements."

          Roseville Square Partners v. Carlsbad Apparel Corporation et al. As previously disclosed, on or about November 7, 1996, a complaint was filed in the Superior Court of Orange County, California, California against Carlsbad Apparel Corporation (a former subsidiary of Petrie), Petrie and certain unnamed agents or employees of the defendants. The complaint alleged breach of contract and sought to recover past rent, common area maintenance charges, taxes, interest, late charges, attorneys' fees and costs, and the additional amount due under the remainder of the lease, which totaled in excess of $562,000. The parties have settled the case for an amount not deemed material to the Liquidating Trust.

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

                              PETRIE STORES LIQUIDATING TRUST

     Dated: August 14, 1997        By /s/ STEPHANIE R. JOSEPH
                                   ------------------------------------
                                   Stephanie R. Joseph
                                   Manager and Chief Executive Officer

     Dated: August 14, 1997        By /s/ H. BARTLETT BROWN
                                   ------------------------------------
                                   H. Bartlett Brown
                                   Assistant Manager and Chief
                                   Financial Officer