Form 10-Q
period 1997-09-30
PETRIE STORES LIQUIDATING TRUST
filed 1997-11-14
CIK 77808

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q
                              Quarterly Report
                   Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


For the quarterly period ended September 30, 1997    Commission file number:
                                                     0-3777

                      Petrie Stores Liquidating Trust
           (Exact Name of Registrant as Specified in Its Charter)

New York                                            22-6679945
(State or Other Jurisdiction of                   (I.R.S. Employer
Incorporation or Organization)                    Identification No.)

150 Meadowlands Parkway
Secaucus, New Jersey                               07094
(Address of Principal Executive Offices)          (Zip Code)

Registrant's Telephone Number, Including Area Code:  (201) 422-0496

Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report:

                            70 Enterprise Avenue
                         Secaucus, New Jersey 07094

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
         Yes:   X         No:

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of November 13, 1997, there were 52,350,238 Units of Beneficial Interest outstanding.




                      PETRIE STORES LIQUIDATING TRUST


                             INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION
                                                                       Page
Item 1.  Financial Statements
           Statements of Net Assets in Liquidation -
             September 30, 1997 (Unaudited) and
             December 31, 1996......................................... 2
           Statements of Changes in Net Assets in
             Liquidation (Unaudited) - For the Three
             Months ended September 30, 1997 and
             1996, the Nine Months ended September 30,
             1997 and the Period from January 23, 1996 to
             September 30, 1996........................................ 3
           Notes to Financial Statements............................... 4
Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................10

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings............................................14
Item 6.  Exhibits and Reports on Form 8-K..............................14




                      PETRIE STORES LIQUIDATING TRUST

                  STATEMENTS OF NET ASSETS IN LIQUIDATION

                                (Unaudited)
                               (In thousands)




                                             September 30,   December 31,
                                                 1997           1996
                                           ----------------  ------------
Assets
Cash and cash equivalents                    $     819      $      229
U.S. Treasury Obligations                       99,012          56,943
U.S. Treasury Obligations held in escrow        37,500          67,500

Investments in common stock (including
  3,493,450 shares of Toys "R" Us common
  stock held in escrow)                        143,719         151,035
                                               -------         -------

Total assets                                   281,050         275,707


Liabilities
Accrued expenses and other liabilities          46,851          52,378
                                               -------         -------
Total liabilities                               46,851          52,378

Commitments and contingencies


Net assets in liquidation                     $234,199        $223,329
                                              ========        ========


See accompanying notes.


                      PETRIE STORES LIQUIDATING TRUST

             STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                (Unaudited)
                  (In thousands, except per unit amounts)




                                                                                                         Period from
                                      Three Months          Three Months           Nine Months           January 23,
                                          Ended                 Ended                 Ended                1996 to
                                      September 30,         September 30,         September 30,         September 30,
                                  ------------------    ------------------    ------------------     -----------------

Net assets in liquidation
     at beginning of period           $238,932              $225,070              $223,329             $202,594
                                      --------              --------              --------             --------
Investment income                        1,910                 1,760                 6,143                4,742
Corporate overhead                      (8,518)                 (854)              (17,204)             (18,645)
Income tax refund                          101                     -                 4,066                    -
Net realized and
     unrealized gain on
     investments                         1,774                 3,160                17,865               40,445
                                      --------              --------              --------             --------

 Net income (loss) for the
     period                             (4,733)                4,066                10,870               26,542
                                     ----------             --------             ---------            ---------
 Net assets in liquidation
     at end of period                 $234,199              $229,136              $234,199             $229,136
                                      ========              ========              ========             ========

 Net income (loss) per
     unit                           $    (.09)            $      .08            $      .21              $      .51
                                    ==========            ==========            ==========              ==========

 Weighted average num
     ber of units                       52,350                52,350                52,350               52,350
                                     =========             =========             =========             ========

See accompanying notes.


                      PETRIE STORES LIQUIDATING TRUST

                       NOTES TO FINANCIAL STATEMENTS

                                (Unaudited)

                             September 30, 1997

1.       Interim Reporting

         The accompanying unaudited financial statements of Petrie Stores Liquidating Trust (the "Liquidating Trust") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Liquidating Trust, all adjust ments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, reference is made to the financial statements and footnotes thereto included in the Liquidating Trust's Annual Report on Form 10-K for the period ended December 31, 1996.

2.       Basis of Presentation

         The Liquidating Trust is the successor to Petrie Stores Corporation ("Petrie"). Prior to December 9, 1994, Petrie operated a chain of retail stores that specialized in women's apparel and were located throughout the United States (including Puerto Rico and the U.S. Virgin Islands). At Petrie's Annual Meeting of Shareholders, held on December 6, 1994, Petrie's shareholders approved the sale of Petrie's retail operations (the "Sale"). At Petrie's Reconvened Annual Meeting of Shareholders, held on January 24, 1995, Petrie's shareholders approved (i) an exchange of shares of Toys "R" Us, Inc. ("Toys 'R' Us") common stock ("Toys Common Stock") with Toys "R" Us (Note 3) and (ii) the liquidation and dissolution of Petrie pursuant to a plan of liquidation and dissolution (the "Plan of Liquidation").

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

         Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year. A liquidation basis of accounting was implemented as of January 28, 1995. The statements of net assets in liquidation at September 30, 1997 and December 31, 1996 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

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

3.       Investments in Common Stock

         At September 30, 1997, the Liquidating Trust's investments in common stock consist of 4,055,576 shares, which are carried at market value, of Toys "R" Us, which operates a chain of specialty retail stores principally engaged in the sale of toys and children's clothing in the United States and abroad.

         On January 24, 1995, pursuant to the terms of an Acquisition Agreement dated as of April 20, 1994, and amended as of May 10, 1994 (the "Toys Acquisition Agreement"), between Petrie and Toys "R" Us, Petrie exchanged (the "Exchange") with Toys "R" Us all of its shares of Toys Common Stock (39,853,403 shares), plus $165 million in cash, for 42,076,420 shares of Toys Common Stock (approxi mately 15.0% of the outstanding Toys Common Stock at January 28, 1995).

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

         Petrie had also placed 3,200,082 shares of Toys Common Stock in a collateral account (the "Collateral Account") pursuant to the terms of an Amended and Restated Cash Collateral and Pledge Agreement, dated as of December 9, 1994 and amended as of January 24, 1995, among Petrie, PS Stores, certain subsidiaries of PS Stores, and Custodial Trust Company, as Collateral Agent (the "Amended and Restated Cash Collateral Agreement"). On December 19, 1995, the Amended and Restated Cash Collateral Agreement was further amended and restated and, pursuant thereto, the 3,200,082 shares of Toys Common Stock held in the Collateral Account were released to Petrie in exchange for Petrie's deposit of $67.5 million in U.S. Treasury obligations into the Collateral Account. In connection with the previously disclosed settlement of a dispute with the Internal Revenue Service (the "IRS"), on May 20, 1997, approximately $32 million in U.S. Treasury obligations held in the Collateral Account were transferred to the Liquidating Trust, and the Liquidating Trust is now required to maintain at least $37.5 million in the Collateral Account. The U.S. Treasury obligations currently held in the Collateral Account pursuant to the Amended and Restated Cash Collateral Agreement secure the payment of certain obligations of the Liquidating Trust, as successor to Petrie, to PS Stores arising under (i) the Retail Operations Stock Purchase Agreement and (ii) the Cross-Indemnification and Procedure Agreement, dated as of December 9, 1994, between Petrie and PS Stores (Note 4).

         As previously disclosed, at various times between January 23, 1997 and February 5, 1997, the Liquidating Trust sold an aggregate of 1,000,000 shares of Toys Common Stock for approximately $25.5 million in proceeds.

         The price per share of Toys Common Stock, as reported on the New York Stock Exchange Composite Tape, decreased from $29-7/8 per share at December 31, 1996 to $28 per share at March 31, 1997 and then increased to $35 per share at June 30, 1997 and to 35-7/16 at September 30, 1997. As of November 13, 1997, the price per share of Toys Common Stock was $34-1/2.

4.       Commitments and Contingencies

         As successor to Petrie, the Liquidating Trust has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to (i) guarantees of certain retail store leases, expiring at various times through 2011 to which Petrie Retail or an affiliate thereof is a party, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail fails to perform; and (ii) Petrie's agreement with Petrie Retail to indemnify it for certain liabilities relating to Petrie Retail's withdrawal from the United Auto Workers District 65 Security Plan Pension Fund (the "Multiemployer Plan"). The Liquidating Trust accrues liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters. At September 30, 1997 and December 31, 1996, the Liquidating Trust, as successor to Petrie, had accrued approximately $45 million and $38 million, respectively, for contingent liabilities. As the scope of these liabilities becomes better defined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

         On October 12, 1995, Petrie Retail filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). As a result of its bankruptcy filing, Petrie Retail has failed to perform or make payment with respect to certain of the Assumed Obligations, including, but not limited to, Assumed Obligations relating to store leases to which Petrie Retail or an affiliate thereof is a party, state and federal taxes, employment agreements, insurance premiums and certain other claims and contractual obligations. Accordingly, the Liquidating Trust has been and may continue to be required to make payments in respect of certain of the Assumed Obligations. The Liquidating Trust intends to file claims in the Bankruptcy Court against Petrie Retail in respect of any such payments. On September 24, 1997, the Bankruptcy Court fixed December 29, 1997 as the last date by which claims may be filed against Petrie Retail in the Bankruptcy Court. No assurance can be given, however, as to the timing or probability of the collection of the Liquidating Trust's claims against Petrie Retail or the amount of the distribution that Petrie Retail will make to its creditors asserting unsecured claims, if any. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from Petrie Retail.

         Since filing its petition for bankruptcy protection, Petrie Retail has, according to its filings with the Bankruptcy Court, closed more than 840 of the roughly 1600 stores it operated prior to filing the petition, including approximately 230 stores closed since January 1, 1997. According to such filings, of the more than 840 closed stores, approximately 530 relate to rejected leases, approximately 50 relate to leases that were assigned to third party retailers and the remainder of the leases generally have expired or were terminated by mutual landlord and tenant consent. After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains a guarantor of 58 of the re jected leases and its aggregate guarantee liability with respect to these leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, is approxi mately $27 million, which amount is included in the Liquidating Trust's accrued expenses and other liabili ties at September 30, 1997.

         On November 10, 1997, Petrie Retail filed a motion with the Bankruptcy Court to conduct going- out-of-business sales at 96 stores and, prior to such date, informed the Liquidating Trust that it has vacated and intends to close one of its headquarters buildings. Of the 96 stores included in the motion, the Liquidating Trust, as successor to Petrie, is a guarantor of 19 of the leases and is also a guarantor of the headquarters building lease. If Petrie Retail were to close all of the stores subject to such leases and the headquarters building, the Liquidating Trust's aggregate guarantee liability on these leases would be approximately $17 million, which amount has been included in the Liquidating Trust's accrued expenses and other liabilities at September 30, 1997.

         According to Petrie Retail's filings with the Bankruptcy Court, Petrie Retail is now operating approximately 760 stores (including the 96 stores described above). No assurance can be given that Petrie Retail will not close additional stores or as to the number of additional stores to be closed by Petrie Retail with respect to which the Liquidating Trust has guarantee liability. If Petrie Retail were to close every store for which the Liquidating Trust believes it has liability as a lease guarantor (giving effect to all the lease guarantee releases executed by landlords) and every store for which the Liquidating Trust disputes its guarantor liability (as more fully discussed in the following paragraph), assuming that no mitigation or defense were successful, the Liquidating Trust's theoretical exposure relating to such leases, without giving effect to any present value discount, would be approximately $78 million. Such exposure includes the approximately $27 million in aggregate liability relating to the rejected leases described above and the $17 million in aggregate liability relating to the going-out-of-business sales and headquarters building lease described above. With respect to the approximately $34 million of liability relating to leases that have not yet expired or been assigned, rejected or terminated (and excluding the leases which are the subject of the November 10, 1997 Bankruptcy Court motion and the headquarters lease), approximately $1 million is due in the remainder of the year ending December 31, 1997, approximately $7 million is due in 1998, approximately $7 million is due in 1999, approximately $6 million is due in 2000 and approximately $13 million is due thereafter.

         The Liquidating Trust, on the one hand, and Petrie Retail and its affiliates, on the other, are in dispute as to whether the Liquidating Trust, as successor to Petrie, or Petrie Retail and its affiliates are responsible as guarantor of 43 leases. The Liquidating Trust has settled its liability with the landlords (but not Petrie Retail and its affiliates) with respect to 21 of these leases. The following amounts, which have been calculated using the same assumptions set forth above and without giving effect to any present value discount, have been included in the Liquidating Trust's lease liability calculations in the preceding paragraphs with respect to the disputed leases: (i) the $27 million in liability with respect to rejected leases includes $8 million in guarantee liability with respect to the disputed leases; (ii) the $17 million in liability with respect to the stores where Petrie Retail is conducting going-out-of-business sales and the headquarters building lease includes $2 million in guarantee liability with respect to the disputed leases; and
(iii) the $78 million in maximum theoretical exposure includes $16 million with respect to 22 disputed leases where the Liquidating Trust has not settled its liability with the landlord.

         Landlords under leases relating to 135 stores operated by Petrie Retail or an affiliate thereof have alleged in a complaint that the Liquidating Trust, as successor to Petrie, has liability as a guarantor of certain leases notwithstanding Petrie's receipt from these landlords of releases of guarantees with respect to substantially all of such leases. Without giving effect to any present value discount, but giving effect to rental payments made by Petrie Retail since the complaints were filed and assuming that all of the 135 stores which are the subject of these landlords' claims are closed and that the landlord in each case is unable to mitigate its damages, the Liquidating Trust estimates that the alleged guarantor liability currently represents approximately $62 million in lease payments. As previously disclosed, on April 7, 1997, the trial court dismissed the landlords' claims for fraud and negligent misrepresentation with respect to the releases of the guarantees. On November 10, 1997, the landlords appealed the decision of the trial court, and arguments are currently scheduled for January 1998. The parties are currently engaged in discovery with respect to the landlords' remaining claims for breach of contract and declaratory judgment. The Liquidating Trust believes it has substantial legal defenses to the landlords' claims and is vigorously contesting such claims. While a decision by a court in favor of such landlords could have a material adverse effect on the Liquidating Trust's liquidity and financial condition, based on available information and developments to date, the Liquidating Trust believes that such an outcome is unlikely.

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

         As previously disclosed, on October 23, 1995, Petrie Retail notified three former executives of Petrie that, as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of the retail operations. On April 25, 1996, the Liquidating Trust entered into settlement agreements with two of the former executives and on January 27, 1997 entered into a settlement agreement with the estate of the third executive. Pursuant to such settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under their respective agreements with Petrie. The total cost of these settlements to the Liquidating Trust was approximately $3.2 million, of which approximately $700,000 (relating to certain unfunded pension obligations) remained unpaid and was included in the Liquidating Trust's accrued expenses and other liabilities at September 30, 1997.

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

         As previously disclosed, Petrie sold its retail operations to PS Stores on December 9, 1994, and on January 24, 1995 (the date on which Petrie's shareholders approved the Plan of Liquidation), Petrie commenced its liquidation. As a result, effective January 28, 1995, Petrie changed its basis of accounting from a going-concern basis to a liquidation basis. During the nine months ended September 30, 1997 and the period from January 23, 1996 to September 30, 1996, the Liquidating Trust's activities have been limited to continuing Petrie's liquidation in furtherance of the Plan of Liquidation. Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year.

Results of Operations

         The Liquidating Trust's net loss for the three months ended September 30, 1997 was $4,733,000 and the net income for the nine months ended September 30, 1997 was $10,870,000, as compared to net income of $4,066,000 and $26,548,000 for the three months ended September 30, 1996 and the period from January 23, 1996 to September 30, 1996, respectively.

         As of November 13, 1997, the most recent practicable date prior to the filing of this Form 10-Q, the closing price per share of Toys Common Stock as reported on the New York Stock Exchange Composite Tape was $34-1/2 per share. In applying a liquidation basis of accounting, the Liquidating Trust has given effect in its results of operations to fluctuations in the market price of its Toys Common Stock, and has recorded a net unrealized gain on the Toys Common Stock for the three and nine months ended September 30, 1997 of $1,774,000 and $22,240,000, respectively, as compared to an unrealized gain of $3,160,000 and $40,445,000 for the three months ended September 30, 1996 and the period from January 23, 1996 to September 30, 1996, respectively. In addition, at various times between January 23, 1997 and February 5, 1997, the Liquidating Trust sold an aggregate of 1,000,000 shares of Toys Common Stock for approximately $25.5 million. As a result of the sale, the Liquidating Trust realized a loss with respect to such sale of approximately $4,375,000 for the nine months ended September 30, 1997.

         For the three and nine months ended September 30, 1997, the Liquidating Trust incurred corporate overhead of $8,518,000 and $17,204,000, respectively, as compared to $854,000 and $18,645,000 for the three months ended September 30, 1996 and the period from January 23, 1996 to September 30, 1996, respectively. Corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie including, but not limited to, costs and expenses that the Liquidating Trust has incurred due to Petrie Retail's failure to perform its obligations as a result of its bankruptcy filing, legal fees, insurance, accounting fees, salaries for the Liquidating Trust's two part-time employees, trustee fees, real estate advisory fees, transfer agent fees and printing and shareholder communications expenses. The increase in corporate overhead charges during the three months ended September 30, 1997 as compared to the same period in 1996 is primarily due to accruals of $8 million made during the three months ended September 30, 1997 for contingent guarantee liabilities relating to store leases with respect to which Petrie Retail announced going-out-of-business sales. Included in corporate overhead charges for the nine months ended September 30, 1997 are accruals made for additional costs and expenses that the Liquidating Trust incurred in connection with Petrie Retail's failure to perform its obligations as a result of its bankruptcy filing, including approximately $12 million relating to the liability of the Liquidating Trust, as successor to Petrie, as a guarantor of certain leases which Petrie Retail or one of its affiliates has failed to perform and approximately $1.5 million in respect of retrospective insurance premium adjustments. Included in corporate overhead for the period from January 22, 1996 to September 30, 1996 are accruals of $15 million for contingent guarantee liabilities relating to store leases with respect to which Petrie Retail announced going-out-of-business sales. See "Notes to Financial Statements."

         The Liquidating Trust intends to file claims against Petrie Retail in the Bankruptcy Court in respect of certain payments which are made by the Liquidating Trust for obligations that Petrie Retail or an affiliate thereof fails to perform. On September 24, 1997, the Bankruptcy Court fixed December 29, 1997 as the last date by which claims may be filed against Petrie Retail in the Bankruptcy Court. No assurance can be given, however, as to the timing or probability of the collection of the Liquidating Trust's claims against Petrie Retail or the amount of the distribution Petrie Retail will make to its creditors asserting unsecured claims, if any.

         During the nine months ended September 30, 1997, $4,066,000 in income tax refunds, plus interest thereon, was released to the Liquidating Trust from escrow in connection with the previously disclosed settlement of an action commenced by Petrie Retail in the Bankruptcy Court. Pursuant to the settlement, Petrie Retail and the Liquidating Trust have agreed to share equally in the proceeds of any similar tax refunds received by the Liquidating Trust in the future. The Liquidating Trust has expressly reserved the right to assert future claims against Petrie Retail to the extent that such claims relate to amounts in excess of the amounts permitted for offset in the settlement.

         During the three and nine months ended September 30, 1997, the Liquidating Trust earned $1,910,000 and $6,143,000, respectively, in investment income, as compared to $1,760,000 and $4,742,000 earned during the three months ended September 30, 1996 and the period from January 23, 1996 to September 30, 1996, respectively. The increase in investment income during the three and nine months ended September 30, 1997 is principally the result of the Liquidating Trust's sale of shares of Toys Common Stock and the investment of the proceeds therefrom in U.S. Treasury obligations.

Liquidity and Capital Resources

General

         As previously disclosed, 3,493,450 shares of Toys Common Stock are held by the Liquidating Trust in an escrow account and approximately $37.5 million in U.S. Treasury obligations are held by the Liquidating Trust in a collateral account. These assets secure Petrie's obligations relating to certain contingent liabilities pursuant to the terms of the Toys Acquisition Agreement, the Retail Operations Stock Purchase Agreement and other agreements with Toys "R" Us and/or PS Stores. See "--Contingent Liabili ties."

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

         As of November 13, 1997, the most recent practicable date prior to the filing of this Form 10-Q, the Liquidating Trust's 4,055,576 shares of Toys Common Stock had a market value of approximately $139.9 million, based upon a closing price per share of $34-1/2, as reported on the New York Stock Exchange Composite Tape on such date. During the fifty-two weeks prior to November 13, 1997, the price per share of Toys Common Stock has fluctuated from a low of $24-3/8 to a high of $37-5/8. No assurance can be given as to the future market prices of Toys Common Stock.

         As of November 13, 1997, the Liquidating Trust had approximately $136 million in cash and cash equivalents and investments in U.S. Treasury obligations (including those held in escrow). The Liquidating Trust believes that it has sufficient liquid funds available to satisfy the liabilities of the Liquidating Trust that are likely to occur in the near future (including, without limitation, costs and expenses related to the administration of the Liquidating Trust such as legal fees, insurance, accounting fees, salaries, real estate advisory fees, transfer agent fees and printing and shareholder communication expenses). To the extent that the Liquidating Trust's liquid funds are insufficient to satisfy such liabilities, however, the Liquidating Trust will sell some or all of the remaining shares of Toys Common Stock that it holds. The Liquidating Trust has not made any liquidating distributions since its establishment. The Liquidating Trustees have determined not to approve any further distributions of cash or shares of Toys Common Stock to holders of Units of Beneficial Interest until the status of the Liquidating Trust's contingent liabilities is clarified. See "--Contingent Liabilities."

Contingent Liabilities

         As more fully described in Item 1 of Part I, the Liquidating Trust, as successor to Petrie, has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to (i) guarantees of certain retail store leases, expiring at various times through 2011 to which Petrie Retail or an affiliate thereof is a party, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale to the extent that Petrie Retail fails to perform; and (ii) Petrie's agreement with Petrie Retail to indemnify it for certain liabilities relating to Petrie Retail's withdrawal from the United Auto Workers District 65 Security Plan Pension Fund. At September 30, 1997, the Liquidating Trust, as successor to Petrie, had accrued approximately $45 million for contingent liabilities. As the scope of these liabilities becomes better defined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions. See "Notes to Financial Statements."

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for historical matters, the matters discussed in this Form 10-Q are forward-looking state ments that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements relating to the Liquidating Trust's contingent liabilities contained above in "Management's Dis cussion and Analysis of Financial Condition and Results of Operations" and "Notes to Financial Statements."

         The Liquidating Trust wishes to caution readers that in addition to factors that may be described elsewhere in this Form 10-Q, the following important factors, among others, could cause the Liquidating Trust's assets and liabilities to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Liquidating Trust, and could materially affect the Liquidating Trust's finan cial condition and liquidity:

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


                                       PETRIE STORES LIQUIDATING TRUST


Dated: November 14, 1997               By /s/ Stephanie R. Joseph
                                          ------------------------
                                          Stephanie R. Joseph
                                          Manager and Chief Executive Officer


Dated: November 14, 1997               By /s/ H. Bartlett Brown
                                          ----------------------
                                          H. Bartlett Brown
                                          Assistant Manager and Chief
                                          Financial Officer