Form 10-K405
period 1997-12-31
PETRIE STORES LIQUIDATING TRUST
filed 1998-03-31
CIK 77808

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

                               ----------------

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997      COMMISSION FILE NUMBER: 0-3777

                        PETRIE STORES LIQUIDATING TRUST
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               NEW YORK                              22-6679945
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


        150 MEADOWLANDS PARKWAY                         07094
         SECAUCUS, NEW JERSEY                        (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

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

  As of March 27, 1998, the most recent practicable date prior to the printing of this report, there were 52,350,238 Units of Beneficial Interest outstanding; and the aggregate market value of the Units of Beneficial Interest held by non-affiliates was $77,904,900, based upon the average of the bid and asked prices on March 27, 1998 of $3.21875 per Unit of Beneficial Interest (as quoted on the OTC Bulletin Board).

DOCUMENTS INCORPORATED BY REFERENCE:

  None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

 PART I
 Item 1.  Business........................................................     2
 Item 2.  Properties......................................................     4
 Item 3.  Legal Proceedings...............................................     4
 Item 4.  Submission of Matters to a Vote of Security Holders.............     5
 PART II
 Item 5.   Market for the Registrant's Common Equity and Related Security
          Holder Matters..................................................     5
 Item 6.  Selected Financial Data.........................................     6
 Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................     7
 Item 8.  Financial Statements and Supplementary Data.....................    15
 Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................    15
 PART III
 Item 10. Directors and Executive Officers of the Registrant..............    16
 Item 11. Executive Compensation..........................................    17
 Item 12. Security Ownership of Certain Beneficial Owners and Management..    18
 Item 13. Certain Relationships and Related Transactions..................    19
 PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.    20

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

  During its fiscal year ended January 28, 1995, Petrie undertook a reorganization of its operations in order to separate its investment in Toys "R" Us, Inc. ("Toys 'R' Us") from its retail operations and distribute its shares of Toys "R" Us common stock, par value $.01 per share ("Toys Common Stock"), to Petrie's shareholders without the incurrence of any significant federal income tax by Petrie or its shareholders. In connection with such reorganization, on December 9, 1994, Petrie completed the sale (the "Sale") to PS Stores Acquisition Corp. ("PS Stores") of all of the stock of Petrie's former subsidiary, Petrie Retail, Inc. ("Petrie Retail"), which then owned all of Petrie's retail operations, for $190 million in cash plus the assumption of certain of Petrie's liabilities. The Sale was consummated pursuant to a Stock Purchase Agreement, dated as of August 23, 1994 and amended as of November 3, 1994, between Petrie and WP Investors, Inc., an affiliate of E.M. Warburg, Pincus & Co., Inc. (the "Retail Operations Stock Purchase Agreement").

  On January 24, 1995, Petrie exchanged (the "Exchange") with Toys "R" Us 39,853,403 shares of Toys Common Stock held by Petrie, plus $165 million in cash derived from the Sale, for 42,076,420 shares of Toys Common Stock, pursuant to an Acquisition Agreement, dated as of April 20, 1994 and amended as of May 10, 1994, between Petrie and Toys "R" Us (the "Toys Acquisition Agreement"). The Toys Acquisition Agreement had required, among other things, that Petrie sell its retail operations prior to the consummation of the Exchange and that, following the Exchange, Petrie liquidate and dissolve and distribute to its shareholders all of its remaining assets, less an adequate provision for Petrie's actual and contingent liabilities.

  Since January 24, 1995, the date on which Petrie's shareholders approved the Plan of Liquidation, Petrie has (i) placed 3,493,450 shares of Toys Common Stock into an escrow account to provide for the payment of Petrie's contingent liabilities pursuant to the terms of the Toys Acquisition Agreement, the Retail Operations Stock Purchase Agreement and other agreements with Toys "R" Us and/or PS Stores; (ii) made two liquidating distributions to its shareholders of an aggregate of 31,410,144 shares of Toys Common Stock; and
(iii) sold an aggregate of 6,610,700 shares of Toys Common Stock (including 1,000,000 shares sold by the Liquidating Trust).

  Petrie had also placed 3,200,082 shares of Toys Common Stock in a collateral account (the "Collateral Account") pursuant to the terms of an Amended and Restated Cash Collateral and Pledge Agreement, dated as of December 9, 1994 and amended as of January 24, 1995, among Petrie, PS Stores, certain subsidiaries of PS Stores, and Custodial Trust Company, as Collateral Agent (the "Amended and Restated Cash Collateral Agreement"). On December 19, 1995, the Amended and Restated Cash Collateral Agreement was further amended and restated and, pursuant thereto, the 3,200,082 shares of Toys Common Stock held in the Collateral Account were released to Petrie in exchange for Petrie's deposit of $67.5 million in U.S. Treasury obligations in the Collateral Account. In connection with the settlement of a dispute with the Internal Revenue Service (the "IRS"), approximately $32 million in U.S. Treasury obligations held in the Collateral Account were transferred to the Liquidating Trust on May 20, 1997. The Liquidating Trust is currently required to maintain at least $37.5 million in the Collateral Account. The U.S. Treasury obligations held in the Collateral Account pursuant to the Amended and Restated Cash Collateral Agreement secure the obligation of the Liquidating Trust, as successor to Petrie, to indemnify PS Stores for certain liabilities relating to Petrie Retail's withdrawal from a multiemployer pension plan. See
Item 7 and Notes to Financial Statements.

  The Liquidating Trust has entered into a Master Agreement (based on the International Swaps and Derivatives Association Form), dated as of November 19, 1997 (the "Master Agreement"), with Canadian Imperial Bank of Commerce ("CIBC"), to protect the Liquidating Trust against certain investment risks associated with 2,000,000 shares of the Toys Common Stock held by the Liquidating Trust. Pursuant to the Master Agreement, if, on December 3, 1999, the price of Toys Common Stock is below $30.7264 (the "Put Price"), CIBC will be obligated to pay the Liquidating Trust the difference between the Put Price and the then prevailing price of Toys Common Stock, multiplied by 2,000,000. If, on December 3, 1999, the price of Toys Common Stock is above $47.1137 (the "Call Price"), the Liquidating Trust will be obligated to pay CIBC the difference between the Call Price and the then prevailing market price of Toys Common Stock, multiplied by 2,000,000. Any payment required to be made by the Liquidating Trust may, at the option of the Liquidating Trust, be made in cash or Toys Common Stock. To secure the covenants made by the Liquidating Trust pursuant to the Master Agreement and a Secured Term Note, dated as of December 31, 1997 (the "Secured Term Note"), between the Liquidating Trust and CIBC, the Liquidating Trust has pledged for the benefit of CIBC 2,000,000 shares of Toys Common Stock pursuant to a Stock Pledge Agreement, dated as of December 31, 1997 (the "Stock Pledge Agreement"), and a Tri-Party Custody Agreement, dated as of December 31, 1997 (the "Tri-Party Custody Agreement"), among the United States Trust Company of New York, the Liquidating Trust and CIBC. See
Item 7.

  Accordingly, as a result of the transactions described in the three preceding paragraphs, of the 4,055,576 shares of Toys Common Stock currently held by the Liquidating Trust, 3,493,450 shares of Toys Common Stock are held in an escrow account. Of these 3,493,450 shares of Toys Common Stock, 2,000,000 shares have been pledged to CIBC to secure the Liquidating Trust's covenants under the Master Agreement and the Secured Term Note.

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

  The principal executive offices of the Liquidating Trust are located at 150 Meadowlands Parkway, Secaucus, New Jersey 07094 (telephone (201) 422-0496).

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

  As successor to Petrie, the Liquidating Trust is a guarantor of certain leases for which Petrie Retail or an affiliate thereof has assumed liability. See Item 7 and Notes to Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.

  In connection with Petrie's liquidation, Petrie and its former directors, the Liquidating Trust and the Liquidating Trustees have been named as parties in various actions, some of which are discussed below. The majority of these actions relate to obligations that Petrie Retail assumed in connection with the Sale but has failed to perform in connection with its bankruptcy filing on October 12, 1995 with the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). See Item 7 and Notes to Financial Statements. As discussed further in Item 7, the Liquidating Trust has filed claims against Petrie Retail and its affiliates in the Bankruptcy Court in respect of such obligations. The Liquidating Trust is unable to predict the timing or probability of any collection of these claims against Petrie Retail or any of its affiliates or the amount of the payments, if any, that Petrie Retail and its affiliates will make to creditors asserting unsecured claims. See Item 7 and Notes to Financial Statements.

  (1) Aventura Malls Venture et al. v. Petrie Stores Corporation et al.

  As previously disclosed, on February 7, 1996, a complaint was filed in New York State Supreme Court against Petrie, the Liquidating Trust and the Liquidating Trustees by five landlords and certain of their affiliates seeking declaratory relief and unspecified damages for breach of contract and fraud with respect to 146 store leases. The complaint alleged that the Liquidating Trust, as successor to Petrie, has liability as a guarantor of certain of these leases, notwithstanding Petrie's receipt from these landlords of releases with respect to substantially all of the purported lease guarantees. On December 2, 1996, the plaintiffs served an amended complaint, which sought damages only against Petrie and the Liquidating Trust, added a claim for negligent misrepresentation and reduced to 135 the number of store leases subject to the action. On April 7, 1997, the trial court dismissed the plaintiffs' claims for fraud and negligent misrepresentation with respect to the releases of the guarantees. On November 10, 1997, the plaintiffs appealed the decision of the trial court. Plaintiffs' appeal was argued and submitted for decision on March 24, 1998. While no assurances can be given, the defendants believe that they have meritorious defenses to this action and will defend themselves vigorously. See Item 7--"Liquidity and Capital Resources-- Contingent Liabilities."

  (2) LaSalle National Trust, N.A., et al. v. Petrie Stores Corporation et al.

  On or about January 30, 1997, a complaint was filed in the New York State Supreme Court, alleging that Petrie and the Liquidating Trust breached nine lease guarantees. The plaintiffs allege that the defendants are liable for $505,720 with respect to the nine leases, including $413,445 in rent and other charges relating to two of the subject guaranteed leases, which leases have been rejected by their tenants in connection with Petrie Retail's bankruptcy case, and $92,275 in rent and other charges relating to the remaining seven guaranteed leases, which have not been rejected. The plaintiffs seek monetary damages, attorneys' fees, costs and disbursements, as well as a declaration that the defendants are liable under the guarantees for all unpaid amounts that may become due in the future and that the defendants not make any further distributions unless and until they have set aside adequate funds to cover the liabilities, present and prospective, asserted in the action. The defendants have not yet answered or otherwise responded to the complaint.

  (3) Weingart Foundation v. Petrie Stores Corporation

  As previously disclosed, in June 1988, a complaint was filed in California Superior Court against Petrie, as successor-in-interest on a lease, and other defendants by a landlord for cleanup costs associated with a gasoline leakage from storage tanks at the site of a former gas station. On June 16, 1992, the trial court found Petrie liable for $470,000 in compensatory damages and $163,284 in costs and attorneys' fees, plus interest on such amounts from October 1, 1992. On September 19, 1996, the trial court's decision was affirmed by the California Court of Appeals. Leave for rehearing was subsequently denied, and judgment was entered against Petrie. In February and March 1997, the Liquidating Trust paid to the plaintiff an aggregate of approximately $911,000. The Liquidating Trust has recovered $365,000 of such payments from various insurers and has filed claims against Petrie Retail for the balance of such payments. There can be no assurance as to the recovery of any additional payments in respect of such claims.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS.

UNITS OF BENEFICIAL INTEREST

  Since January 23, 1996, the Units of Beneficial Interest have been quoted on the OTC Bulletin Board under the symbol "PSTLS." The high and low closing prices per Unit of Beneficial Interest are shown below:

                                                             HIGH      LOW
                                                             ----      ---
      Period Ended December 31, 1996:
        First quarter (from January 23, 1996 to March 31,
         1996).............................................. $2 15/16  $2
        Second quarter (ended June 30, 1996)................ $2 15/16  $2 11/16
        Third quarter (ended September 30, 1996)............ $2 3/4    $2 1/4
        Fourth quarter (ended December 31, 1996)............ $2 3/4    $2 5/16
      Year Ended December 31, 1997:
        First quarter (ended March 31, 1997)................ $2 15/16  $2 1/4
        Second quarter (ended June 30, 1997)................ $3 3/16   $2 3/4
        Third quarter (ended September 30, 1997)............ $3 5/32   $3 5/8
        Fourth quarter (ended December 31, 1997)............ $3 25/64  $2 31/32
      Year Ending December 31, 1998:
        First quarter (through March 27, 1998).............. $3 1/8    $2 31/32

  As of March 27, 1998, the most recent practicable date prior to the printing of this report, there were approximately 2,945 holders of record of Units of Beneficial Interest. The Liquidating Trust has not made any liquidating distributions since its establishment on January 22, 1996. The Liquidating Trustees have determined not to approve any liquidating distributions of cash or Toys Common Stock to holders of Units of Beneficial Interest until the status of the Liquidating Trust's contingent liabilities is clarified.

ITEM 6. SELECTED FINANCIAL DATA.

  Set forth below are selected consolidated financial data of the Liquidating Trust (which includes financial data of Petrie) as of and for the year ended December 31, 1997, for the periods ended December 31, 1996 and January 22, 1996, and for each of the fiscal years in the two-year period ended January 28, 1995. For financial statement presentation purposes, a liquidation basis of accounting was implemented as of, and for the periods subsequent to, January 28, 1995. Operating results and financial data for each of the fiscal years in the two-year period ended January 28, 1995 are presented on a going-concern basis.

                                             PERIOD ENDED           FISCAL YEAR ENDED
                                       ------------------------ --------------------------
                           YEAR ENDED
                          DECEMBER 31, DECEMBER 31, JANUARY 22, JANUARY 28,   JANUARY 29,
                            1997(5)      1996(5)    1996(4)(5)    1995(1)    1994(1)(2)(3)
                          ------------ ------------ ----------- -----------  -------------
                               (IN THOUSANDS, EXCEPT PER SHARE OR PER UNIT AMOUNTS)
Corporate overhead......   $ (24,717)   $ (30,304)   $ (25,321) $     (430)          --
Income tax refund.......       4,066          --           --          --            --
Interest expense........         --           --           --       (8,605)   $  (10,066)
Investment income.......       8,164        6,467        1,793       1,293           --
Net realized and
 unrealized gain (loss)
 on investments.........       1,783       44,572     (244,583)        --            --
                           ---------    ---------    ---------  ----------    ----------
Income (loss) from con-
 tinuing operations be-
 fore income tax bene-
 fit....................     (10,704)      20,735     (268,111)     (7,742)      (10,066)
                           ---------    ---------    ---------  ----------    ----------
Income (loss) from con-
 tinuing operations.....     (10,704)      20,735     (154,277)     (6,628)       (6,543)
Income (loss) from
 discontinued
 operations, net of
 income taxes...........         --           --           --     (410,027)      (42,140)
Cumulative effect of
 changes in accounting
 principles.............         --           --           --          --         10,685
                           ---------    ---------    ---------  ----------    ----------
 Net income (loss)......   $ (10,704)   $  20,735    $(154,277) $ (416,655)   $  (37,998)
                           =========    =========    =========  ==========    ==========
Income (loss) per unit:
 Income (loss) from con-
  tinuing operations....   $    (.20)   $     .40    $   (2.95) $     (.14)   $     (.14)
 Income (loss) from dis-
  continued operations..         --           --           --        (8.61)         (.90)
 Cumulative effect of
  changes in accounting
  principles............         --           --           --          --            .23
                           ---------    ---------    ---------  ----------    ----------
 Net income (loss)......   $    (.20)   $     .40    $   (2.95) $    (8.75)   $     (.81)
                           =========    =========    =========  ==========    ==========
Dividends per share or
 unit...................         --     $      --    $      --  $      .15    $      .20
                           =========    =========    =========  ==========    ==========
Weighted average number
 of units...............      52,350       52,350       52,350      47,600        46,768
                           =========    =========    =========  ==========    ==========
Total assets............   $ 263,585    $ 275,707    $ 237,916  $1,274,147    $2,187,807
                           =========    =========    =========  ==========    ==========
Long-term obligations...   $     --     $     --     $     --   $      --     $  124,952
                           =========    =========    =========  ==========    ==========

--------
(1) Effective December 9, 1994, Petrie sold its retail operations to PS Stores. Accordingly, the assets related to the retail operations are excluded from the total assets at January 28, 1995. Operating results for prior years have been restated to conform to the fiscal year 1995 presentation.
(2) Fiscal year ended January 29, 1994 includes a restructuring charge of $35,000,000 ($22,225,000 net of taxes or $.48 per share) and cumulative effect of changes in accounting for investments and income taxes, which decreased the net (loss) by $10,685,000 ($.23 per share).
(3) Total assets at January 29, 1994 include an increase of $1,340,462,000 as a result of carrying investments in common stock at a fair market value of $1,517,677,000 due to the adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."
(4) Total assets at January 22, 1996 reflect Petrie's first and second liquidating distributions of 26,175,109 shares (including 1,391 shares of Toys Common Stock distributed to certain former shareholders of Winkelman Stores Incorporated (a former subsidiary of Petrie) in respect of their interests in the first distribution) and 5,235,035 shares of Toys Common Stock on March 24, 1995 and August 15, 1995, respectively, and the sales of (a) 610,700 shares of Toys Common Stock on May 26, 1995, (b) an aggregate of 3,000,000 shares of Toys Common Stock on October 25 and 26, 1995 and (c) an aggregate of 2,000,000 shares of Toys Common Stock from December 28, 1995 through January 4, 1996.
(5) Corporate overhead charges during the year ended December 31, 1997 and the periods ended December 31, 1996 and January 22, 1996, relate primarily to accruals for costs and expenses related to Petrie Retail's bankruptcy. For the year ended December 31, 1997 and the periods ended December 31, 1996 and January 22, 1996, such overhead includes $18 million, $22 million and $15 million, respectively, relating to the liability of the Liquidating Trust, as successor to Petrie, as a guarantor of certain leases for which Petrie Retail or one of its affiliates has assumed liability and $3 million, $4 million and $5 million, respectively, relating to certain other liabilities related to Petrie Retail's bankruptcy. Corporate overhead also consists of other costs and expenses related to the liquidation and dissolution of Petrie including, but not limited to, legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion should be read in conjunction with the Financial Statements and the Notes thereto of the Liquidating Trust, as successor to Petrie.

  As previously disclosed, Petrie sold its retail operations to PS Stores on December 9, 1994, and on January 24, 1995 (the date on which Petrie's shareholders approved the Plan of Liquidation), Petrie commenced its liquidation. As a result, effective January 28, 1995, Petrie changed its basis of accounting from a going-concern basis to a liquidation basis. During the periods ended January 22, 1996 and December 31, 1996 and the year ended December 31, 1997, the Liquidating Trust's activities have been limited to continuing Petrie's liquidation in furtherance of the Plan of Liquidation. For financial statement purposes, the Liquidating Trust is deemed to be the successor to Petrie, and the results of operations of Petrie are presented in the financial statements of the Liquidating Trust. Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year.

RESULTS OF OPERATIONS

  Year Ended December 31, 1997 Compared to the Period Ended December 31, 1996

  The Liquidating Trust's net loss for the year ended December 31, 1997 was $10,704,000, as compared to net income of $20,735,000 for the period ended December 31, 1996.

  The market price per share of Toys Common Stock fluctuated during the year ended December 31, 1997 as follows:

                                                        CLOSING
         DATE                                            PRICE
         ----                                           -------
         December 31, 1996.............................  $29 7/8
         March 31, 1997................................  $28
         June 30, 1997.................................  $35
         September 30, 1997............................  $35 7/16
         December 31, 1997.............................  $31 7/16

  As of March 27, 1998, the most recent practicable date prior to the printing of this report, the closing price per share of Toys Common Stock, as reported on the New York Stock Exchange (the "NYSE") Composite Tape, was $30 7/16 per share. In applying a liquidation basis of accounting, the Liquidating Trust, as successor to Petrie, has given effect in its results of operations to fluctuations in the market price of the Toys Common Stock held by it during the year ended December 31, 1997 and the period ended December 31, 1996, and has recorded an unrealized gain on the Toys Common Stock for the year ended December 31, 1997 of $6,336,000, as compared to an unrealized gain of $44,236,000 for the period ended December 31, 1996. In addition, at various times between January 23, 1997 and February 5, 1997, the Liquidating Trust sold an aggregate of 1,000,000 shares of Toys Common Stock for approximately $25.5 million. The Liquidating Trust realized a loss with respect to such sale of approximately $4,375,000 for the year ended December 31, 1997.

  For the year ended December 31, 1997, the Liquidating Trust, as successor to Petrie, incurred corporate overhead of $24,717,000 as compared to $30,304,000 for the period ended December 31, 1996. The Liquidating Trust's corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie, including, but not limited to, costs and expenses that the Liquidating Trust incurred as a result of Petrie Retail's failure to perform its obligations in connection with its bankruptcy filing, legal fees, real estate advisory fees, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses. Included in corporate overhead for the year ended December 31, 1997 are accruals for additional costs and expenses related to Petrie Retail's failure to perform its obligations in connection with its bankruptcy filing, including approximately $18 million relating to the liability of the Liquidating Trust, as successor to Petrie, as a guarantor of certain leases under which Petrie Retail or one of its affiliates has failed to perform and an amount in respect of retrospective insurance premium adjustments of which approximately $1.5 million was paid in 1997. Included in corporate overhead for the period from January 22, 1996 to December 31, 1996 were accruals of $22 million for the Liquidating Trust's liability as a guarantor of leases under which Petrie Retail or one of its affiliates has failed to perform and $4 million relating to certain other liabilities that the Liquidating Trust incurred in connection with Petrie Retail's bankruptcy filing. See "Notes to Financial Statements."

  During the year ended December 31, 1997, the Liquidating Trust, as successor to Petrie, earned $8,164,000 in investment income, as compared to $6,467,000 earned during the period ended December 31, 1996. The increase in investment income earned during the year ended December 31, 1997 is the result of the Liquidating Trust's sale of shares of Toys Common Stock and the investment of the proceeds therefrom in U.S. Treasury obligations.

  During the year ended December 31, 1997, $4,066,000 in income tax refunds, plus interest thereon, were released to the Liquidating Trust from escrow in offset of certain claims that the Liquidating Trust had against Petrie Retail relating to Petrie Retail's failure to perform certain of the obligations that it assumed in connection with the Sale. The income tax refunds were released from escrow following the previously disclosed settlement of an action commenced by Petrie Retail in the Bankruptcy Court to recover income tax refunds received by the Liquidating Trust in respect of taxes paid by Petrie prior to the Sale. Pursuant to the settlement, approved by the Bankruptcy Court on June 25, 1997, the Liquidating Trust reserved the right to assert future claims against Petrie Retail to the extent that such claims relate to amounts in excess of the amounts offset in the settlement. Additionally, Petrie Retail and the Liquidating Trust agreed to share equally in the proceeds of any similar tax refunds received in the future.

  On December 23, 1997, the Liquidating Trust filed claims against Petrie Retail and its affiliates in the Bankruptcy Court in respect of certain payments which have been made or may in the future be made by the Liquidating Trust in respect of obligations that Petrie Retail or an affiliate thereof has assumed and failed to perform or pay. The Liquidating Trust is unable to predict the timing or probability of the collection of these claims against Petrie Retail or any of its affiliates or the amount of the payments, if any, that Petrie Retail and its affiliates will make to creditors asserting unsecured claims. See "--Liquidity and Capital Resources."

  Period Ended December 31, 1996 Compared to the Period Ended January 22, 1996

  The Liquidating Trust's net income for the period ended December 31, 1996 was $20,735,000, as compared to a net loss of $154,277,000 for the period ended January 22, 1996.

  The market price per share of Toys Common Stock fluctuated during the period ended December 31, 1996 as follows:

                                                         CLOSING
         DATE                                             PRICE
         ----                                            -------
         January 22, 1996...............................  $21 1/8
         March 29, 1996.................................  $27
         June 28, 1996..................................  $28 1/2
         September 30, 1996.............................  $29 1/8
         December 31, 1996..............................  $29 7/8

  In applying a liquidation basis of accounting, the Liquidating Trust gave effect in its results of operations to fluctuations in the market price of its Toys Common Stock and the sale of 5,610,700 shares of Toys Common Stock during the period ended January 22, 1996, and recorded an unrealized gain on the Toys Common Stock for the period ended December 31, 1996 of $44,236,000, as compared to a net realized and unrealized loss of $244,583,000 for the period ended January 22, 1996.

  For the period ended December 31, 1996, the Liquidating Trust incurred corporate overhead of $30,304,000, as compared to $25,321,000 for the period ended January 22, 1996. The increase in corporate overhead charges during the period ended December 31, 1996 was primarily due to accruals during such period for additional costs and expenses related to Petrie Retail's bankruptcy, including $22 million relating to the liability of the Liquidating Trust, as successor to Petrie, as a guarantor of certain leases under which Petrie Retail or one of its affiliates has failed to perform, as compared to $15 million relating to such liability in the period ended January 22, 1996, and $4 million relating to certain other liabilities the Liquidating Trust incurred in connection with Petrie Retail's bankruptcy filing, as compared to $5 million relating to such other liabilities during the period ended January 22, 1996.

  During the period ended December 31, 1996, the Liquidating Trust earned $6,467,000 in investment income as compared to $1,793,000 earned during the period ended January 22, 1996. The increase in investment income earned during the period ended December 31, 1996, as compared to the period ended January 22, 1996, was the result of the Liquidating Trust's sale of shares of Toys Common Stock and the investment of the proceeds therefrom in U.S. Treasury obligations.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

  As previously disclosed, 3,493,450 shares of Toys Common Stock are held by the Liquidating Trust in an escrow account to provide for Petrie's obligations relating to certain contingent liabilities pursuant to the terms of the Toys Acquisition Agreement, the Retail Operations Stock Purchase Agreement and other agreements with Toys "R" Us and/or PS Stores. Of such 3,493,450 shares of Toys Common Stock, 2,000,000 shares are pledged to CIBC to secure the Liquidating Trust's covenants under the Master Agreement and the Secured Term Note, as more fully described below. In addition, $37.5 million in U.S. Treasury obligations are held by the Liquidating Trust in a collateral account to secure the Liquidating Trust's obligation to indemnify PS Stores for certain liabilities relating to Petrie Retail's withdrawal from a multiemployer pension plan. See "--Contingent Liabilities."

  The assets of the Liquidating Trust are subject to the terms of a letter agreement, dated as of January 24, 1995 (the "Side Letter Agreement"), pursuant to which Petrie agreed with Toys "R" Us that Petrie would retain, either individually or in combination, (i) cash in an amount of at least $177.5 million (the "Reserved Amount") or (ii) shares of Toys Common Stock having a market value (using the per share price on January 20, 1995) of at least twice the Reserved Amount, to secure the payment of Petrie's contingent liabilities. Pursuant to the terms of the letter agreement, the Liquidating Trust, as successor to Petrie, is presently required to retain substantially all of its assets.

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

  The Liquidating Trust has entered into the Master Agreement with CIBC to protect the Liquidating Trust against certain investment risks associated with 2,000,000 shares of Toys Common Stock held by the Liquidating Trust. Pursuant to the Master Agreement, if, on December 3, 1999 (the "Expiration Date"), the price of Toys Common Stock is below $30.7264, CIBC will be obligated to pay the Liquidating Trust the difference between the Put Price and the then prevailing price of Toys Common Stock, multiplied by 2,000,000. If, on the Expiration Date, the price of Toys Common Stock is above $47.1137, the Liquidating Trust will be obligated to pay CIBC the difference between the Call Price and the then prevailing market price of Toys Common Stock, multiplied by 2,000,000. Any payment required to be made by the Liquidating Trust under the Master Agreement may, at the option of the Liquidating Trust, be made in cash or Toys Common Stock.

  In connection with the Master Agreement, the Liquidating Trust and CIBC have also entered into the Secured Term Note, which provides for CIBC to make available to the Liquidating Trust a loan facility in the amount of approximately $55 million. This facility, if drawn upon, will bear interest at a floating rate equal to the three-month LIBOR rate plus thirty-five basis points. The Liquidating Trust does not presently anticipate that it will need to draw upon such facility. Any determination to draw upon the facility will be based upon the Liquidating Trust's then anticipated liquidity needs, including the status of its contingent liabilities. To secure the covenants made by the Liquidating Trust pursuant to the Master Agreement and the Secured Term Note, the Liquidating Trust has pledged for the benefit of CIBC 2,000,000 shares of Toys Common Stock pursuant to the Stock Pledge Agreement and the Tri-Party Custody Agreement.

  Although the Liquidating Trust does not presently expect to seek to terminate the transactions contemplated by the Master Agreement prior to the Expiration Date, should it determine to do so (including in order to provide additional liquidity for the payment of contingent liabilities which become actual liabilities of the Liquidating Trust or to permit the distribution of any shares of Toys Common Stock pledged to secure any amounts due under the Master Agreement and the Secured Term Note), the Liquidating Trust understands that, in accordance with industry practice, it would be able to do so upon terms to be agreed upon with CIBC based on then prevailing market conditions.

  As of March 27, 1998, the most recent practicable date prior to the printing of this report, the Liquidating Trust's 4,055,576 shares of Toys Common Stock had a market value of approximately $123.4 million, based upon a closing price per share of $30 7/16, as reported on the NYSE Composite Tape on such date. During the fifty-two weeks prior to March 27, 1998, the price per share of Toys Common Stock has fluctuated from a high of $37 1/8 to a low of $24 7/8. No assurance can be given as to the future market prices of Toys Common Stock.

  As of March 27, 1998, the Liquidating Trust had approximately $136 million in cash, cash equivalents and investments in U.S. Treasury obligations (including those held in escrow). The Liquidating Trust believes that it has sufficient liquid funds available to satisfy the foreseeable liabilities of the Liquidating Trust (including, without limitation, costs and expenses related to the administration of the Liquidating Trust such as legal fees, real estate advisory fees, insurance, salaries, trustee fees, accounting fees, transfer agent fees and printing and related expenses). To the extent that the Liquidating Trust's liquid funds are insufficient to satisfy such liabilities, however, the Liquidating Trust will sell some or all (subject to the provisions of agreements entered into with third parties) of the remaining shares of Toys Common Stock that it holds. In addition, the Liquidating Trust also has available approximately $55 million under the Secured Term Note facility with CIBC. The Liquidating Trust has not made any liquidating distributions since its establishment. The Liquidating Trustees have determined not to approve any liquidating distributions of cash or shares of Toys Common Stock to holders of Units of Beneficial Interest until the status of the Liquidating Trust's contingent liabilities is clarified. See "-- Contingent Liabilities."

CONTINGENT LIABILITIES

  As successor to Petrie, the Liquidating Trust has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to (i) guarantees of certain retail store leases, expiring at various times through 2011 to which Petrie Retail or an affiliate thereof has assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail fails to perform; and (ii) Petrie's agreement with Petrie Retail to indemnify it for certain liabilities relating to Petrie Retail's withdrawal from the United Auto Workers District 65 Security Plan Pension Fund (the "Multiemployer Plan"). The Liquidating Trust accrues liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters. At December 31, 1997 and December 31, 1996, the Liquidating Trust, as successor to Petrie, had accrued approximately $49 million and $38 million, respectively, for contingent liabilities. As the scope of these liabilities becomes better defined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

  Petrie Retail's Bankruptcy. On October 12, 1995, Petrie Retail filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court. In connection with its filing for bankruptcy protection, Petrie Retail has failed to perform or make payments with respect to certain of the Assumed Obligations, including, but not limited to, Assumed Obligations relating to store leases for which Petrie Retail or an affiliate thereof has assumed liability, state and federal taxes, employment agreements, insurance premiums and certain other claims and contractual obligations. Accordingly, the Liquidating Trust has been and may continue to be required to make payments in respect of certain of the Assumed Obligations.

  On December 23, 1997, the Liquidating Trust filed over 110 claims in the Bankruptcy Court against Petrie Retail and certain of its affiliates with respect to an aggregate of approximately $14 million in payments which have been made by the Liquidating Trust as a result of the failure by Petrie Retail or an affiliate thereof to perform or pay certain of the Assumed Obligations. The Liquidating Trust also filed approximately 600 additional claims in the Bankruptcy Court against Petrie Retail and certain of its affiliates with respect to payments which the Liquidating Trust may in the future be required to make as a result of the failure by Petrie Retail or its affiliates to perform or pay Assumed Obligations. With respect to these claims, the Liquidating Trust's status is that of an unsecured creditor. There can be no assurance as to the timing or probability of the collection of these claims against Petrie Retail or any of its affiliates or the amount of the payments, if any, that Petrie Retail and its affiliates will make to creditors asserting unsecured claims. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from Petrie Retail and its affiliates.

  Store Leases. Since filing its petition for bankruptcy protection, Petrie Retail has (according to its filings with the Bankruptcy Court) closed more than 1090 of the roughly 1600 stores it operated prior to filing the petition, including approximately 235 stores closed since January 1, 1998. According to such filings, of the more than 1090 closed stores, approximately 675 relate to rejected leases, approximately 85 relate to leases that were assigned to third party retailers and the remainder of the leases generally have expired or were terminated by mutual landlord and tenant consent. After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains a guarantor of approximately 95 of the rejected leases, and its aggregate guarantee liability with respect to these leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, is approximately $40 million, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 1997.

  According to Petrie Retail's filings with the Bankruptcy Court, Petrie Retail is in the process of disposing of, through liquidation or sale, substantial portions of its remaining operations. In this regard, Petrie Retail has assigned (or is in the process of assigning) or rejected 49 leases relating to stores operated by its Winkelman Stores Incorporated division and has closed such division. In addition, Petrie Retail has indicated in its filings with the Bankruptcy Court that it intends to sell its G&G Shops Inc. division, which currently operates over 400 stores, by June 30, 1998. According to such filings, Petrie Retail intends to continue to operate approximately 104 of its other stores as part of a proposed plan of reorganization which has not yet been filed with the Bankruptcy Court.

  Petrie Retail has also discontinued operations at its former headquarters building located at 70 Enterprise Avenue in Secaucus, New Jersey and assigned the lease for such premises to P335 Leasing Corp. ("P335"), an affiliate of the Liquidating Trust's real estate advisor. The Liquidating Trust currently pays rent due under the 70 Enterprise Avenue lease, and P335, in cooperation with the Liquidating Trust, is attempting to mitigate damages with respect to such lease by subleasing the premises to a third party for the four years remaining on the term of such lease. A sublease with respect to such premises has been executed and is being held in escrow pending the satisfaction of certain closing conditions. The Liquidating Trust's aggregate guarantee liability with respect to the 70 Enterprise Avenue lease, assuming the sublease of the premises is released from escrow and remains in full force and effect, is approximately $4 million, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 1997. In the event that the attempt to mitigate damages with respect to the 70 Enterprise Avenue lease is unsuccessful, the Liquidating Trust's aggregate liability on such lease would be approximately $9 million. Petrie Retail continues to operate and pay rent with respect to its headquarters building located at 150 Meadowlands Parkway in Secaucus, New Jersey and has not disclosed its intended plans with respect to such building in its filings with the Bankruptcy Court.

  According to Petrie Retail's filings with the Bankruptcy Court, Petrie Retail is now operating approximately 510 stores. No assurance can be given that Petrie Retail will consummate a plan of reorganization or any of the other transactions referred to in its filings with the Bankruptcy Court. Additionally, no assurance can be given that Petrie Retail or any third party who purchases any of the assets or operations of Petrie Retail will not close additional stores or as to the number of additional stores to be closed by Petrie Retail or a third party with respect to which the Liquidating Trust has guarantor liability. If Petrie Retail were to close every store for which the Liquidating Trust believes it has liability as a lease guarantor (giving effect to all the lease guarantee releases executed by landlords) and every store for which the Liquidating Trust disputes its guarantor liability (as more fully discussed in the following paragraph), assuming that no mitigation or defense were successful, the Liquidating Trust's theoretical exposure relating to such leases, without giving effect to any present value discount, would be approximately $73 million. Such exposure includes the approximately $40 million in aggregate liability related to the rejected store leases described above and the approximately $9 million of liability related to the 70 Enterprise Avenue headquarters building lease described above. With respect to the approximately $24 million of potential liability relating to leases that have not yet expired or been assigned, rejected or terminated (and excluding the full $9 million of liability relating to the 70 Enterprise Avenue headquarters building lease), approximately $5 million relates to Petrie Retail's G&G Stores Inc. division, approximately $4 million relates to the 150 Meadowlands Parkway headquarters building lease and approximately $15 million relates to Petrie Retail's other store leases. Of the $24 million in potential liability, approximately $4 million is due in the remainder of the year ending December 31, 1998, approximately $5 million is due in 1999, approximately $5 million is due in 2000 and approximately $10 million is due thereafter.

  The Liquidating Trust, on the one hand, and Petrie Retail and its affiliates, on the other, are in dispute as to whether the Liquidating Trust, as successor to Petrie, or Petrie Retail and its affiliates are responsible as guarantor of 43 leases. The Liquidating Trust has settled its liability with the landlords (without prejudice to the Liquidating Trust's right to assert claims against Petrie Retail and its affiliates) with respect to 21 of these leases. The following amounts, which have been calculated using the same assumptions set forth above and without giving effect to any present value discount, have been included in the Liquidating Trust's lease liability calculations in the preceding paragraphs with respect to the disputed leases:
(i) the $40 million in liability with respect to rejected store leases includes $11 million in guarantee liability relating to the disputed leases; and (ii) the $73 million in maximum theoretical exposure includes $15 million relating to the disputed leases with respect to which the Liquidating Trust has not settled its liability with the landlord.

  As previously disclosed, landlords under leases relating to 135 stores operated by Petrie Retail or an affiliate thereof have alleged in a complaint that the Liquidating Trust, as successor to Petrie, has liability as a guarantor of certain leases notwithstanding Petrie's receipt from these landlords of releases of guarantees with respect to substantially all of such leases. Without giving effect to any present value discount, but after giving effect to rental payments made by Petrie Retail since the complaints were filed and assuming that all of the 135 stores which are the subject of these landlords' claims are closed and that the landlord in each case is unable to mitigate its damages, the Liquidating Trust estimates that the alleged guarantor liability currently represents approximately $59 million in lease payments. The Liquidating Trust believes it has substantial legal defenses to the landlords' claims and is vigorously contesting such claims. While a decision by a court in favor of such landlords could have a material adverse effect on the Liquidating Trust's liquidity and financial condition, based on available information and developments to date, the Liquidating Trust believes that such an outcome is unlikely.

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

  Employment Agreements. As previously disclosed, on October 23, 1995, Petrie Retail notified three former executives of Petrie that, as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of the retail operations. On April 25, 1996, the Liquidating Trust entered into settlement agreements with two of the former executives and on January 27, 1997 entered into a settlement agreement with the estate of the third executive. Pursuant to such settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under respective agreements with Petrie. The total cost of these settlements to the Liquidating Trust was approximately $3.2 million, of which approximately $640,000 (relating to certain unfunded pension obligations) remained unpaid and was included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 1997.

  Multiemployer Plan. As previously disclosed, effective January 31, 1995, Petrie Retail withdrew from the Multiemployer Plan. Due to the Multiemployer Plan's underfunded status, Petrie Retail and its affiliates have incurred withdrawal liability under the Employee Retirement Income Security Act of 1974, as amended. By letter dated May 30, 1996, the Multiemployer Plan assessed withdrawal liability against Petrie Retail in the amount of approximately $9.4 million plus interest, to be paid in quarterly installments of approximately $317,000 commencing August 1, 1996 through and including August 1, 2006, with a final payment of approximately $18,000 due November 1, 2006. In addition, the Multiemployer Plan assessed liability against Petrie Retail of approximately $2 million attributable to the Multiemployer Plan's failure to meet certain Internal Revenue Code minimum funding standards, which amount was payable on August 1, 1996. To the knowledge of the Liquidating Trust, Petrie Retail has not made any payments with respect to such liabilities. In the event of a mass withdrawal by contributing employers from the Multiemployer Plan, the withdrawal liability allocated to Petrie Retail and its affiliates may be higher. Pursuant to the Retail Operations Stock Purchase Agreement, Petrie Retail and its affiliates are responsible for the first $10 million in withdrawal and related liabilities, with the next $50 million of such liabilities allocated 75 percent to the Liquidating Trust, as successor to Petrie, and 25 percent to Petrie Retail and its affiliates. It is unclear what effect, if any, Petrie Retail's bankruptcy filing may have upon the timing and amount of any payments the Liquidating Trust may be required to make under the Retail Operations Stock Purchase Agreement with respect to the Multiemployer Plan, but in no event will the Liquidating Trust's maximum contractual liability be increased as a result of Petrie Retail's bankruptcy filing.

  IRS Tax Dispute. As previously disclosed, in connection with an audit conducted by the IRS, the agent examining Petrie's federal tax return for its fiscal year ended January 28, 1989 raised an issue regarding the manner pursuant to which Petrie computed the basis of its Toys "R" Us, Inc. common stock transferred in connection with the exchange of certain of its exchangeable subordinated debentures. The examining agent had proposed an adjustment to Petrie's taxable income which would have resulted in an additional federal tax liability, including interest, of approximately $53 million. On March 14, 1997, a settlement agreement was entered into with the IRS pursuant to which the IRS and the Liquidating Trust agreed to an adjustment to Petrie's taxable income for its 1989 fiscal year, which resulted in the Liquidating Trust's settling the additional federal tax liability, including interest, for approximately $11.3 million.

  Retrospective Insurance Premiums. As previously disclosed, Zurich Insurance Company ("Zurich"), a former insurer of Petrie, billed the Liquidating Trust, as successor to Petrie, for retrospective premium adjustments pursuant to general liability, automobile and workers' compensation insurance agreements (the "Insurance Agreements") between Zurich and Petrie relating to policy terms 1988/1989 through and including 1994/1995. During the year ended December 31, 1997, the Liquidating Trust paid Zurich approximately $3.2 million in respect of such retrospective premium adjustments based on the value of claims made as of December 31, 1994, 1995 and 1996. Pursuant to a 1997 agreement with Zurich, Zurich will bill the Liquidating Trust in April 1998 for retrospective premium adjustments due under the Insurance Agreements based on the value of claims made as of December 31, 1997. The estimated liability in respect of such retrospective insurance premiums, which are expected to be billed in April 1998, are included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 1997. Settlement negotiations are ongoing with respect to the Liquidating Trust's obligation to pay premiums for claims made under the workers' compensation portion of the Insurance Agreements as of December 31, 1997 and for subsequent periods.

  Computer Equipment Leases. In a letter dated March 17, 1998 from IBM Credit Corporation ("IBM") to the Liquidating Trust, IBM has demanded payment of approximately $2.9 million, plus late charges, costs and attorneys' fees, for amounts due as of December 31, 1997 under certain lease agreements between Petrie and IBM relating to Petrie's lease of computer equipment from IBM, which lease agreements were rejected by Petrie Retail in connection with its bankruptcy. The letter also claims that, as of December 31, 1997, an additional approximately $140,000 was due under certain of the lease agreements which were not rejected by Petrie Retail. The Liquidating Trust is currently reviewing IBM's claims. Accordingly, no amounts have been included in accrued expenses and other liabilities at December 31, 1997 in respect of any potential liability relating to these claims.

  The Liquidating Trust believes, based upon the most currently available information, that appropriate accruals have been established in the accompanying financial statements to provide for any losses that may be incurred with respect to the aforementioned contingencies.

  In addition to the contingent liabilities discussed above, the Liquidating Trust or Petrie is a defendant in various other legal proceedings relating to Petrie Retail's failure to perform with respect to certain retail store leases and other liabilities assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale. While the Liquidating Trust cannot predict with any certainty its liability resulting from the disposition of these legal proceedings, based on (i) developments to date, (ii) the Liquidating Trust's estimate of the likely outcome of these matters and (iii) the Liquidating Trust's experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters, the Liquidating Trust believes that it has made adequate accruals for the likely outcome of such proceedings.

YEAR 2000

  The Liquidating Trust's principal information technology software package is compliant with respect to year 2000 issues.

   CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
               PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  Except for historical matters, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements relating to the Liquidating Trust's contingent liabilities contained in Item 7 and the Notes to the Financial Statements.

  The Liquidating Trust wishes to caution readers that, in addition to factors that may be described elsewhere in this Form 10-K, the following important factors, among others, could cause the Liquidating Trust's assets and liabilities to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Liquidating Trust, and could materially affect the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions:

    (1) A decision by Petrie Retail to close additional stores for which the Liquidating Trust, as successor to Petrie, has liability as a guarantor;

    (2) A decision by Petrie Retail to liquidate while in Chapter 11 or the conversion of Petrie Retail's bankruptcy case from Chapter 11 to a case under Chapter 7;

    (3) Other actions by Petrie Retail which cause the default of obligations assumed by Petrie Retail in connection with the Sale for which the Liquidating Trust, as successor to Petrie, may be deemed to have liability;

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

  See pages F-1 through F-14 annexed hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

LIQUIDATING TRUSTEES AND EXECUTIVE OFFICERS

  The following table shows, as of March 27, 1998, the Liquidating Trustees and the Liquidating Trust's executive officers, their respective ages, the year each person became a Liquidating Trustee or officer of the Liquidating Trust and all positions currently held with the Liquidating Trust by each such person:

                           TRUSTEE OR
NAME                  AGE OFFICER SINCE     POSITION WITH THE LIQUIDATING TRUST
----                  --- -------------     -----------------------------------
Stephanie R. Joseph.   51     1995      Manager and Chief Executive Officer;
                                        Liquidating Trustee
H. Bartlett Brown...   62     1995      Assistant Manager and Chief Financial
                                        Officer
Joseph H. Flom......   74     1995      Liquidating Trustee
Bernard Petrie......   72     1995      Liquidating Trustee
Laurence A. Tisch...   75     1995      Liquidating Trustee
                                        Chairman of the Board of the Liquidating
Raymond S. Troubh...   71     1995      Trustees

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

  Raymond S. Troubh became a Liquidating Trustee and Chairman of the Board of Liquidating Trustees in December 1995. Mr. Troubh served as Treasurer of Petrie from December 9, 1994 to February 7, 1995. He is a financial consultant, a former governor of the American Stock Exchange and a former general partner of Lazard Freres & Co., an investment banking firm. Mr. Troubh is a director of America West Airlines, Inc., an airline; ARIAD Pharmaceuticals, Inc., a pharmaceutical company; Becton, Dickinson and Company, a healthcare products manufacturer; Diamond Offshore Drilling, Inc., an offshore drilling company; Foundation Health Corporation, a healthcare company; General American Investors Company, an investment and advisory company; Olsten Corporation, a temporary personnel and healthcare services company; Time-Warner, Inc., a media and entertainment company; WHX Corporation, a holding company; and Triarc Companies, Inc., a diversified holding company. Mr. Troubh also serves as trustee of the MicroCap Liquidating Trust, a liquidating trust that holds the assets of The MicroCap Fund, Inc., an investment company.

MEETINGS AND STANDING COMMITTEES

  The Liquidating Trustees met eight times during the year ended December 31, 1997. During such period, the Liquidating Trustees had no committees.

ITEM 11. EXECUTIVE COMPENSATION.

GENERAL

  The following table sets forth the total annual compensation paid by the Liquidating Trust to its Manager and Chief Executive Officer, who is the only executive officer of the Liquidating Trust whose compensation exceeded $100,000:

                          SUMMARY COMPENSATION TABLE

                                                                ALL OTHER
                                      ANNUAL COMPENSATION    COMPENSATION(1)
                                   ------------------------- ---------------
                                    PERIOD
   NAME AND PRINCIPAL POSITION      ENDED    SALARY   BONUS
   ---------------------------     -------- -------- -------
Stephanie R. Joseph............... 12/31/97 $130,000     --      $45,000
 Manager, Chief Executive Officer
 and Liquidating Trustee           12/31/96 $ 94,167 $25,000     $45,000

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  During the year ended December 31, 1997, the Liquidating Trustees did not have a compensation committee, and each of the Liquidating Trustees other than Stephanie R. Joseph participated in deliberations of the Liquidating Trustees concerning executive officer compensation. During the year ended December 31, 1997, no executive officer of the Liquidating Trust served as a member of the compensation committee (or other board committee performing equivalent functions, or in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a Liquidating Trustee.

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

                                       TOTAL NUMBER OF
                                            UNITS               PERCENT OF
                                    OF BENEFICIAL INTEREST     OUTSTANDING
NAME OF BENEFICIAL OWNER              BENEFICIALLY OWNED   BENEFICIAL INTERESTS
------------------------            ---------------------- --------------------
The Estate of Milton Petrie(1)
 919 Third Avenue
 New York, N.Y. 10022-3897.........       28,111,274               53.7%
HBK Investments L.P.
HBK Finance L.P.(2)
 777 Main Street, Suite 2750
 Fort Worth, Texas 76102...........        6,804,453               13.0%
T. Rowe Price Associates, Inc.(3)
 100 E. Pratt Street
 Baltimore, Maryland 21202.........        4,633,500                8.8%
H. Bartlett Brown..................              --                 --
Joseph H. Flom(1)..................              --                 --
Stephanie R. Joseph................              --                 --
Bernard Petrie(1)..................           34,500                  *
Laurence A. Tisch(1)...............            1,000                  *
Raymond S. Troubh..................              --                 --
All managers and Liquidating
 Trustees as a group (6
 individuals, including those named
 above)............................           35,500                  *

--------
 * Less than one percent of the outstanding Units of Beneficial Interest.
(1) Based on information contained in the Statement on Schedule 13D filed by the Estate of Milton Petrie (the "Estate") with the Securities and Exchange Commission on January 31, 1996. Mr. Flom, Hilda K. Gerstein, Jerome A. Manning, Bernard Petrie, Carroll Petrie, Dorothy Stern Ross, Mr. Tisch and David Zack serve as the executors of the Estate. The executors of the Estate share equally the power to dispose of, and to vote, the Units of Beneficial Interest held by the Estate. Messrs. Flom, Petrie and Tisch disclaim beneficial ownership of the Units of Beneficial Interest held by the Estate.
(2) Based on information contained in the Statement on Schedule 13G filed by HBK Investments L.P. and HBK Finance L.P. with the Securities and Exchange Commission on March 19, 1998.
(3) Based on information contained in Amendment No. 2 to the Statement on
    Schedule 13G filed by T. Rowe Price Associates, Inc. ("Price Associates") with the Securities and Exchange Commission on February 10, 1998. These securities are owned by various individual and institutional investors which Price Associates serves as investment adviser with power to direct investments and sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, as amended, Price Associates is deemed to be a beneficial owner of such securities. Price Associates has, however, expressly disclaimed that it is, in fact, the beneficial owner of such securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Skadden, Arps, Slate, Meagher & Flom LLP serves as legal counsel to the Liquidating Trust and the Estate of Milton Petrie, which owns approximately 53.7% of the Liquidating Trust's outstanding Units of Beneficial Interest, and has provided services to each during the year ended December 31, 1997. Joseph
H. Flom, a Liquidating Trustee and an executor of the Estate of Milton Petrie, is a partner in Skadden, Arps, Slate, Meagher & Flom LLP.

  The Liquidating Trust maintains directors' and officers' liability insurance provided by Continental Casualty Company, an affiliate of CNA Financial Corp. Laurence A. Tisch, a Liquidating Trustee and an executor of the Estate of Milton Petrie, is Chairman of the Board of CNA Financial Corp.

  Messrs. Flom, Petrie and Tisch are executors of the Estate of Milton Petrie and are entitled to executors' commissions. Mr. Petrie is also a beneficiary of the Estate of Milton Petrie.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1),(2) LIST OF FINANCIAL STATEMENTS.

  See Index to Financial Statements set forth herein at page F-1.

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

 10.11 Amended and Restated Cash Collateral Agreement, dated as of December 9,
       1994 as amended as of January 24, 1995 and as of December 19, 1995, among Petrie, Custodial Trust Company as Collateral Agent, and PS Stores
       (incorporated herein by reference to Exhibit 10.1 to Petrie's Current
       Report on Form 8-K, dated as of December 26, 1995).
 10.12 Master Agreement, dated as of November 19, 1997, by and between Petrie
       Stores Liquidating Trust and Canadian Imperial Bank of Commerce
       (incorporated herein by reference to Exhibit 99.1 to the Liquidating
       Trust's Current Report on Form 8-K, dated as of January 22, 1998).
 10.13 Confirmation, dated as of January 28, 1998, of the Master Agreement by and between Petrie Stores Liquidating Trust and Canadian Imperial Bank
       of Commerce.
 10.14 Secured Term Note, dated as of December 31, 1997, by and between Petrie
       Stores Liquidating Trust and Canadian Imperial Bank of Commerce
       (incorporated herein by reference to Exhibit 99.3 to the Liquidating
       Trust's Current Report on Form 8-K, dated as of January 22, 1998).
 10.15 Stock Pledge Agreement, dated as of December 31, 1997, by and between
       Petrie Stores Liquidating Trust and Canadian Imperial Bank of Commerce
       (incorporated herein by reference to Exhibit 99.4 to the Liquidating
       Trust's Current Report on Form 8-K, dated as of January 22, 1998).
 10.16 Tri-Party Custody Agreement, dated as of December 31, 1997, by and among the United States Trust Company of New York, Petrie Stores Liquidating
       Trust and Canadian Imperial Bank of Commerce (incorporated herein by reference to Exhibit 99.5 to the Liquidating Trust's Current Report on
       form 8-K, dated as of January 22, 1998).
 27    Financial Data Schedule.

  (b) REPORTS ON FORM 8-K

  Current Report on Form 8-K, dated January 22, 1998, reporting the execution of the Master Agreement and related documents.

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

                                          Petrie Stores Liquidating Trust

                                                  /s/ Stephanie R. Joseph
                                          By: _________________________________
                                                    STEPHANIE R. JOSEPH
                                                MANAGER AND CHIEF EXECUTIVE
                                                          OFFICER


                                          Dated: March 31, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

Dated: March 31, 1998

                                                   /s/ H. Bartlett Brown
                                          By: _________________________________
                                                     H. BARTLETT BROWN
                                            ASSISTANT MANAGER, CHIEF FINANCIAL
                                                        OFFICER AND
                                               PRINCIPAL ACCOUNTING OFFICER


                                                  /s/ Stephanie R. Joseph
                                          By: _________________________________
                                                    STEPHANIE R. JOSEPH
                                             MANAGER, CHIEF EXECUTIVE OFFICER
                                                        AND TRUSTEE


                                          By: _________________________________
                                                      JOSEPH H. FLOM
                                                          TRUSTEE


                                                    /s/ Bernard Petrie
                                          By: _________________________________
                                                      BERNARD PETRIE
                                                          TRUSTEE


                                                   /s/ Laurence A. Tisch
                                          By: _________________________________
                                                     LAURENCE A. TISCH
                                                          TRUSTEE


                                                   /s/ Raymond S. Troubh
                                          By: _________________________________
                                                     RAYMOND S. TROUBH
                                                          TRUSTEE

                        PETRIE STORES LIQUIDATING TRUST

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
FINANCIAL STATEMENTS
  Report of Independent Auditors.......................................... F-2
  Statements of Net Assets in Liquidation--December 31, 1997 and December
   31, 1996............................................................... F-3
  Statements of Changes in Net Assets in Liquidation--For the year ended
   December 31, 1997 and the periods ended December 31, 1996 and January
   22, 1996............................................................... F-4
  Notes to Financial Statements........................................... F-5

                        REPORT OF INDEPENDENT AUDITORS

Board of Trustees and Holders of Units of Beneficial Interest
Petrie Stores Liquidating Trust

  We have audited the accompanying statements of net assets in liquidation of the Petrie Stores Liquidating Trust (successor to Petrie Stores Corporation and its former subsidiaries) as of December 31, 1997 and December 31, 1996, the related statements of changes in net assets in liquidation for the year ended December 31, 1997 and the periods ended December 31, 1996 and January 22, 1996. These financial statements are the responsibility of the management of the Petrie Stores Liquidating Trust. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of the Petrie Stores Liquidating Trust (successor to Petrie Stores Corporation and its former subsidiaries) as of December 31, 1997 and December 31, 1996 and the changes in net assets in liquidation for the year ended December 31, 1997 and the periods ended December 31, 1996 and January 22, 1996, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

MetroPark, New Jersey
March 26, 1998

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                    STATEMENTS OF NET ASSETS IN LIQUIDATION

                                 (IN THOUSANDS)

                                                      DECEMBER 31, DECEMBER 31,
                                                          1997         1996
                                                      ------------ ------------
                       ASSETS
Cash and cash equivalents............................   $    399     $    229
U.S. Treasury Obligations............................     98,189       56,943
U.S. Treasury Obligations held in escrow.............     37,500       67,500
Investments in common stock (including 3,493,450
 shares of Toys "R" Us common stock held in escrow)..    127,497      151,035
                                                        --------     --------
  Total assets.......................................    263,585      275,707
                     LIABILITIES
Accrued expenses and other liabilities...............     50,960       52,378
Commitments and contingencies
                                                        --------     --------
Net assets in liquidation............................   $212,625     $223,329
                                                        ========     ========


                            See accompanying notes.

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

               STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                 PERIOD FROM      PERIOD FROM
                                              JANUARY 23, 1996  JANUARY 29, 1995
                               YEAR ENDED            TO                TO
                            DECEMBER 31, 1997 DECEMBER 31, 1996 JANUARY 22, 1996
                            ----------------- ----------------- ----------------
Net assets in liquidation
 at beginning of period...      $223,329          $202,594         $ 836,470
                                --------          --------         ---------
Investment income.........         8,164             6,467             1,793
Corporate overhead........       (24,717)          (30,304)          (25,321)
Income tax refund.........         4,066
Net realized and
 unrealized gain (loss) on
 investments..............         1,783            44,572          (244,583)
                                --------          --------         ---------
(Loss) income before
 income tax credit........       (10,704)           20,735          (268,111)
Income tax credit.........           --                --            113,834
                                --------          --------         ---------
Net (loss) income for the
 period...................       (10,704)           20,735          (154,277)
Distributions of
 31,410,144 shares of Toys
 "R" Us common stock, net
 of related deferred
 taxes....................           --                --           (479,599)
                                --------          --------         ---------
(Decrease) increase in net
 assets...................       (10,704)           20,735          (633,876)
                                --------          --------         ---------
Net assets in liquidation
 at end of period.........      $212,625          $223,329         $ 202,594
                                ========          ========         =========
Net (loss) income per
 unit.....................      $   (.20)         $    .40         $   (2.95)
                                ========          ========         =========
Weighted average number of
 units....................        52,350            52,350            52,350
                                ========          ========         =========


                            See accompanying notes.

                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  The Petrie Stores Liquidating Trust (the "Liquidating Trust") is the successor to Petrie Stores Corporation ("Petrie"). Prior to December 9, 1994, Petrie operated a chain of retail stores that specialized in women's apparel and were located throughout the United States (including Puerto Rico and the U.S. Virgin Islands). At Petrie's Annual Meeting, held on December 6, 1994, Petrie's shareholders approved the sale of Petrie's retail operations (the "Sale"). At Petrie's Reconvened Annual Meeting, held on January 24, 1995, Petrie's shareholders approved (i) an exchange of shares of Toys "R" Us, Inc. ("Toys "R' Us") common stock ("Toys Common Stock") with Toys "R" Us (Note 2) and (ii) the liquidation and dissolution of Petrie pursuant to a plan of liquidation and dissolution (the "Plan of Liquidation").

  Pursuant to the Plan of Liquidation and the Agreement and Declaration of Trust, dated as of December 6, 1995 (the "Liquidating Trust Agreement"), between Petrie and the trustees named therein (the "Liquidating Trustees"), effective as of the close of business on January 22, 1996 (the "Succession Date"), Petrie transferred its remaining assets (then consisting of approximately $131 million in cash and cash equivalents and 5,055,576 shares of Toys Common Stock) to, and its remaining fixed and contingent liabilities were assumed by (the "Succession"), the Liquidating Trust. The assets of the Liquidating Trust are subject to various contingent liabilities, the status of which is presently unclear (Note 4), as well as the terms of a letter agreement with Toys "R" Us (Note 2) pursuant to which the Liquidating Trust is required to retain a substantial portion of its assets to provide for its liabilities and various agreements with Canadian Imperial Bank of Commerce ("CIBC") (Note 2) pursuant to which the Liquidating Trust has pledged for the benefit of CIBC 2,000,000 shares of Toys Common Stock. Accordingly, the Liquidating Trustees have determined not to approve any distributions of Toys Common Stock to beneficiaries of the Liquidating Trust until the status of such contingent liabilities is clarified.

  Since the Succession Date, Petrie has been preparing for its dissolution. On November 6, 1996, Petrie filed Articles of Dissolution with the Secretary of State of the State of New York. Effective February 5, 1997, Petrie was dissolved.

  Beginning with the period ended December 31, 1996, the Liquidating Trust has adopted the calendar year as its fiscal year. A liquidation basis of accounting was implemented as of January 28, 1995. The statements of net assets in liquidation at December 31, 1997 and December 31, 1996 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

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

                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

 Investments in U.S. Treasury Obligations

  Investments in U.S. Treasury obligations are carried at fair market value and unrealized gains or losses thereon are recognized in the statement of changes in net assets in liquidation.

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

 Earnings Per Unit

  Earnings per unit have been computed based on the weighted average number of units outstanding. Since there are no dilutive securities outstanding for any of the periods presented, basic and diluted earnings per unit are the same.

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

2. INVESTMENTS IN COMMON STOCK

  At December 31, 1997 and December 31, 1996, the Liquidating Trust's investments in common stock consist of 4,055,576 and 5,055,576 shares, respectively, which are carried at market value, of Toys "R" Us, which operates a chain of specialty retail stores principally engaged in the sale of toys and children's clothing in the United States and abroad.

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

                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

  Simultaneously with the closing of the Exchange, Petrie placed 3,493,450 shares of Toys Common Stock into an escrow account (the "Escrow Account") pursuant to the terms of an escrow agreement, dated as of January 24, 1995, between Petrie and Custodial Trust Company, as Escrow Agent (the "Escrow Agreement"). The shares of Toys Common Stock were placed into the Escrow Account pursuant to the Escrow Agreement to provide for the payment of certain obligations of the Liquidating Trust, as successor to Petrie, to Toys "R" Us arising (i) under (x) the Toys Acquisition Agreement, (y) the Seller Indemnification Agreement, dated as of December 9, 1994, among Petrie, Toys "R" Us, Petrie Retail, PS Stores, and certain subsidiaries of PS Stores, and
(z) the Retail Operations Stock Purchase Agreement, dated as of August 23, 1994 and amended on November 3, 1994 (the "Retail Operations Stock Purchase Agreement"), between Petrie and PS Stores, and (ii) otherwise.

  The assets of the Liquidating Trust are subject to the terms of a letter agreement, dated as of January 24, 1995, pursuant to which Petrie agreed with Toys "R" Us that Petrie will retain, either individually or in combination,
(i) cash in an amount of at least $177.5 million (the "Reserved Amount") or
(ii) shares of Toys Common Stock having a market value (using the per share price on January 20, 1995) of at least twice the Reserved Amount, to secure the payment of Petrie's contingent liabilities (Note 4). Pursuant to the terms of the letter agreement, the Liquidating Trust, as successor to Petrie, is presently required to retain substantially all of its assets.

  Petrie had also placed 3,200,082 shares of Toys Common Stock in a collateral account (the "Collateral Account") pursuant to the terms of an Amended and Restated Cash Collateral and Pledge Agreement, dated as of December 9, 1994 and amended as of January 24, 1995, among Petrie, PS Stores, certain subsidiaries of PS Stores, and Custodial Trust Company, as Collateral Agent (the "Amended and Restated Cash Collateral Agreement"). On December 19, 1995, the Amended and Restated Cash Collateral Agreement was further amended and restated and, pursuant thereto, the 3,200,082 shares of Toys Common Stock held in the Collateral Account were released to Petrie in exchange for Petrie's deposit of $67.5 million in U.S. Treasury obligations in the Collateral Account. In connection with the settlement of a dispute with the Internal Revenue Service (the "IRS"), approximately $32 million in U.S. Treasury obligations held in the Collateral Account were transferred to the Liquidating Trust on May 20, 1997. The Liquidating Trust is currently required to maintain at least $37.5 million in the Collateral Account. The U.S. Treasury obligations held in the Collateral Account pursuant to the Amended and Restated Cash Collateral Agreement secure the payment of certain obligations of the Liquidating Trust, as successor to Petrie, to PS Stores arising under
(i) the Retail Operations Stock Purchase Agreement and (ii) the Cross-Indemnification and Procedure Agreement, dated as of December 9, 1994, between Petrie and PS Stores (Note 4).

  The Liquidating Trust has also entered into a Master Agreement (based on the International Swaps and Derivatives Association Form), dated as of November 19, 1997 (the "Master Agreement"), with CIBC, to protect the Liquidating Trust against certain investment risks associated with 2,000,000 of the shares of Toys Common Stock held by the Liquidating Trust. Pursuant to the Master Agreement, if, on December 3, 1999, the price of Toys Common Stock is below $30.7264 (the "Put Price"), CIBC will be obligated to pay the Liquidating Trust the difference between the Put Price and the then prevailing price of Toys Common Stock, multiplied by 2,000,000. If, on December 3, 1999, the price of Toys Common Stock is above $47.1137 (the "Call Price"), the Liquidating Trust will be obligated to pay CIBC the difference between the Call Price and the then prevailing market price of Toys Common Stock, multiplied by 2,000,000. Any payment required to be made by the Liquidating Trust under the Master Agreement may, at the option of the Liquidating Trust, be made in cash or Toys Common Stock. To secure the covenants made by the Liquidating Trust pursuant to the Master Agreement and a Secured Term Note, dated as of December 31, 1997 (the "Secured Term Note"), between the Liquidating Trust and CIBC, the Liquidating Trust has pledged for the benefit of CIBC 2,000,000 shares of Toys

                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

Common Stock pursuant to a Stock Pledge Agreement, dated as of December 31, 1997, and a Tri-Party Custody Agreement, dated as of December 31, 1997, among the United States Trust Company of New York, the Liquidating Trust and CIBC.

  In connection with the Master Agreement, the Liquidating Trust and CIBC have also entered into the Secured Term Note, which provides for CIBC to make available to the Liquidating Trust a loan facility permitting borrowings of up to $55,000,000. This facility, if drawn upon, will mature on December 3, 1999 and will bear interest at a floating rate equal to the three-month LIBOR rate plus 0.35%, which rate will be reset quarterly. Interest on any borrowings under the Secured Term Note is compounded and payable quarterly and on the maturity date. The Secured Term Note is secured by 2,000,000 shares of Toys Common Stock. There was no principal outstanding under the Secured Term Note at December 31, 1997.

  In accordance with the Plan of Liquidation, Petrie made an initial liquidating distribution on March 24, 1995 of 26,173,718 shares of Toys Common Stock (market value on March 24, 1995 of approximately $644.5 million). Petrie subsequently distributed 1,391 shares of Toys Common Stock to certain former shareholders of Winkelman Stores Incorporated (a former subsidiary of Petrie) in respect of their interests in the March 24, 1995 distribution. On August 15, 1995, Petrie made a second liquidating distribution of 5,235,035 shares of Toys Common Stock (market value on August 15, 1995 of approximately $139.4 million).

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

3. INCOME TAXES

  At the Succession Date, and as a result of the Succession, Petrie ceased to be a taxable entity. As a result, during the period ended January 22, 1996, the remaining deferred income tax liability was reversed. The income tax credit of $113.8 million for the period ended January 22, 1996 results from such reversal. Subsequent to January 22, 1996, the Liquidating Trust, as successor to Petrie, is a complete pass-through entity for federal income taxes and, accordingly, is not itself subject to federal income tax.

  During the year ended December 31, 1997, $4,066,000 in income tax refunds, plus interest thereon, were released to the Liquidating Trust from escrow in offset of certain claims that the Liquidating Trust had against Petrie Retail relating to Petrie Retail's failure to perform certain of the obligations that it assumed in connection with the Sale. The income tax refunds were released from escrow following the previously disclosed settlement of an action commenced by Petrie Retail in the Bankruptcy Court to recover income tax refunds received by the Liquidating Trust in respect of taxes paid by Petrie prior to the Sale. Pursuant to the settlement, approved by the Bankruptcy Court on June 25, 1997, the Liquidating Trust reserved the right to assert future claims against Petrie Retail to the extent that such claims relate to amounts in excess of the amounts offset in the settlement. Additionally, Petrie Retail and the Liquidating Trust agreed to share equally in the proceeds of any similar tax refunds received in the future.

                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

4. COMMITMENTS AND CONTINGENCIES

  As successor to Petrie, the Liquidating Trust has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to (i) guarantees of certain retail store leases, expiring at various times through 2011 to which Petrie Retail or an affiliate thereof has assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail fails to perform; and (ii) Petrie's agreement with Petrie Retail to indemnify it for certain liabilities relating to Petrie Retail's withdrawal from the United Auto Workers District 65 Security Plan Pension Fund (the "Multiemployer Plan"). The Liquidating Trust accrues liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters. At December 31, 1997 and December 31, 1996, the Liquidating Trust, as successor to Petrie, had accrued approximately $49 million and $38 million, respectively, for contingent liabilities. As the scope of these liabilities becomes better defined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

  On October 12, 1995, Petrie Retail filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court. In connection with its filing for bankruptcy protection, Petrie Retail has failed to perform or make payments with respect to certain of the Assumed Obligations, including, but not limited to, Assumed Obligations relating to store leases for which Petrie Retail or an affiliate thereof has assumed liability, state and federal taxes, employment agreements, insurance premiums and certain other claims and contractual obligations. Accordingly, the Liquidating Trust has been and may continue to be required to make payments in respect of certain of the Assumed Obligations.

  On December 23, 1997, the Liquidating Trust filed over 110 claims in the Bankruptcy Court against Petrie Retail and certain of its affiliates with respect to an aggregate of approximately $14 million in payments which have been made by the Liquidating Trust as a result of the failure by Petrie Retail or an affiliate thereof to perform or pay certain of the Assumed Obligations. The Liquidating Trust also filed approximately 600 additional claims in the Bankruptcy Court against Petrie Retail and certain of its affiliates with respect to payments which the Liquidating Trust may in the future be required to make as a result of the failure by Petrie Retail or its affiliates to perform or pay Assumed Obligations. With respect to these claims, the Liquidating Trust's status is that of an unsecured creditor. There can be no assurance as to the timing or probability of the collection of these claims against Petrie Retail or any of its affiliates or the amount of the payments, if any, that Petrie Retail and its affiliates will make to creditors asserting unsecured claims. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from Petrie Retail and its affiliates.

  Since filing its petition for bankruptcy protection, Petrie Retail has (according to its filings with the Bankruptcy Court) closed more than 1090 of the roughly 1600 stores it operated prior to filing the petition, including approximately 235 stores closed since January 1, 1998. According to such filings, of the more than 1090 closed stores, approximately 675 relate to rejected leases, approximately 85 relate to leases that were assigned to third party retailers and the remainder of the leases generally have expired or were terminated by mutual landlord and tenant consent. After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains a guarantor of approximately 95 of the rejected leases, and its aggregate guarantee liability with respect to these leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, is approximately $40 million, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 1997.

                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

  According to Petrie Retail's filings with the Bankruptcy Court, Petrie Retail is in the process of disposing of, through liquidation or sale, substantial portions of its remaining operations. In this regard, Petrie Retail has assigned (or is in the process of assigning) or rejected 49 leases relating to stores operated by its Winkelman Stores Incorporated division and has closed such division. In addition, Petrie Retail has indicated in its filings with the Bankruptcy Court that it intends to sell its G&G Shops Inc. division, which currently operates over 400 stores, by June 30, 1998. According to such filings, Petrie Retail intends to continue to operate approximately 104 of its other stores as part of a proposed plan of reorganization which has not yet been filed with the Bankruptcy Court.

  Petrie Retail has also discontinued operations at its former headquarters building located at 70 Enterprise Avenue in Secaucus, New Jersey and assigned the lease for such premises to P335 Leasing Corp. ("P335"), an affiliate of the Liquidating Trust's real estate advisor. The Liquidating Trust currently pays rent due under the 70 Enterprise Avenue lease, and P335, in cooperation with the Liquidating Trust, is attempting to mitigate damages with respect to such lease by subleasing the premises to a third party for the four years remaining on the term of such lease. A sublease with respect to such premises has been executed and is being held in escrow pending the satisfaction of certain closing conditions. The Liquidating Trust's aggregate guarantee liability with respect to the 70 Enterprise Avenue lease, assuming the sublease of the premises is released from escrow and remains in full force and effect, is approximately $4 million, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 1997. In the event that the attempt to mitigate damages with respect to the 70 Enterprise Avenue lease is unsuccessful, the Liquidating Trust's aggregate liability on such lease would be approximately $9 million. Petrie Retail continues to operate and pay rent with respect to its headquarters building located at 150 Meadowlands Parkway in Secaucus, New Jersey and has not disclosed its intended plans with respect to such building in its filings with the Bankruptcy Court.

  According to Petrie Retail's filings with the Bankruptcy Court, Petrie Retail is now operating approximately 510 stores. No assurance can be given that Petrie Retail will consummate a plan of reorganization or any of the other transactions referred to in its filings with the Bankruptcy Court. Additionally, no assurance can be given that Petrie Retail or any third party who purchases any of the assets or operations of Petrie Retail will not close additional stores or as to the number of additional stores to be closed by Petrie Retail or a third party with respect to which the Liquidating Trust has guarantor liability. If Petrie Retail were to close every store for which the Liquidating Trust believes it has liability as a lease guarantor (giving effect to all the lease guarantee releases executed by landlords) and every store for which the Liquidating Trust disputes its guarantor liability (as more fully discussed in the following paragraph), assuming that no mitigation or defense were successful, the Liquidating Trust's theoretical exposure relating to such leases, without giving effect to any present value discount, would be approximately $73 million. Such exposure includes the approximately $40 million in aggregate liability related to the rejected store leases described above and the approximately $9 million of liability related to the 70 Enterprise Avenue headquarters building lease described above. With respect to the approximately $24 million of potential liability relating to leases that have not yet expired or been assigned, rejected or terminated (and excluding the full $9 million of liability related to the 70 Enterprise Avenue headquarters building lease), approximately $5 million relates to Petrie Retail's G&G Stores Inc. division, approximately $4 million relates to the 150 Meadowlands Parkway headquarters building lease and approximately $15 million relates to Petrie Retail's other store leases. Of the $24 million in potential liability, approximately $4 million is due in the remainder of the year ending December 31, 1998, approximately $5 million is due in 1999, approximately $5 million is due in 2000 and approximately $10 million is due thereafter.

  The Liquidating Trust, on the one hand, and Petrie Retail and its affiliates, on the other, are in dispute as to whether the Liquidating Trust, as successor to Petrie, or Petrie Retail and its affiliates are responsible as guarantor of 43 leases. The Liquidating Trust has settled its liability with the landlords (without prejudice to the Liquidating Trust's right to assert claims against Petrie Retail and its affiliates) with respect to 21 of these leases. The

                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

following amounts, which have been calculated using the same assumptions set forth above and without giving effect to any present value discount, have been included in the Liquidating Trust's lease liability calculations in the preceding paragraphs with respect to the disputed leases: (i) the $40 million in liability with respect to rejected store leases includes $11 million in guarantee liability relating to the disputed leases; and (ii) the $73 million in maximum theoretical exposure includes $15 million relating to the disputed leases with respect to which the Liquidating Trust has not settled its liability with the landlord.

  As previously disclosed, landlords under leases relating to 135 stores operated by Petrie Retail or an affiliate thereof have alleged in a complaint that the Liquidating Trust, as successor to Petrie, has liability as a guarantor of certain leases notwithstanding Petrie's receipt from these landlords of releases of guarantees with respect to substantially all of such leases. Without giving effect to any present value discount, but after giving effect to rental payments made by Petrie Retail since the complaints were filed and assuming that all of the 135 stores which are the subject of these landlords' claims are closed and that the landlord in each case is unable to mitigate its damages, the Liquidating Trust estimates that the alleged guarantor liability currently represents approximately $59 million in lease payments. The Liquidating Trust believes it has substantial legal defenses to the landlords' claims and is vigorously contesting such claims. While a decision by a court in favor of such landlords could have a material adverse effect on the Liquidating Trust's liquidity and financial condition, based on available information and developments to date, the Liquidating Trust believes that such an outcome is unlikely.

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

  As previously disclosed, on October 23, 1995, Petrie Retail notified three former executives of Petrie that, as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of the retail operations. On April 25, 1996, the Liquidating Trust entered into settlement agreements with two of the former executives and on January 27, 1997 entered into a settlement agreement with the estate of the third executive. Pursuant to such settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under respective agreements with Petrie. The total cost of these settlements to the Liquidating Trust was approximately $3.2 million, of which approximately $640,000 (relating to certain unfunded pension obligations) remained unpaid and was included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 1997.

  As previously disclosed, effective January 31, 1995, Petrie Retail withdrew from the Multiemployer Plan. Due to the Multiemployer Plan's underfunded status, Petrie Retail and its affiliates have incurred withdrawal liability under the Employee Retirement Income Security Act of 1974, as amended. By letter dated May 30, 1996, the Multiemployer Plan assessed withdrawal liability against Petrie Retail in the amount of approximately

                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

$9.4 million plus interest, to be paid in quarterly installments of approximately $317,000 commencing August 1, 1996 through and including August 1, 2006, with a final payment of approximately $18,000 due November 1, 2006. In addition, the Multiemployer Plan assessed liability against Petrie Retail of approximately $2 million attributable to the Multiemployer Plan's failure to meet certain Internal Revenue Code minimum funding standards, which amount was payable on August 1, 1996. To the knowledge of the Liquidating Trust, Petrie Retail has not made any payments with respect to such liabilities. In the event of a mass withdrawal by contributing employers from the Multiemployer Plan, the withdrawal liability allocated to Petrie Retail and its affiliates may be higher. Pursuant to the Retail Operations Stock Purchase Agreement, Petrie Retail and its affiliates are responsible for the first $10 million in withdrawal and related liabilities, with the next $50 million of such liabilities allocated 75 percent to the Liquidating Trust, as successor to Petrie, and 25 percent to Petrie Retail and its affiliates. It is unclear what effect, if any, Petrie Retail's bankruptcy filing may have upon the timing and amount of any payments the Liquidating Trust may be required to make under the Retail Operations Stock Purchase Agreement with respect to the Multiemployer Plan, but in no event will the Liquidating Trust's maximum contractual liability be increased as a result of Petrie Retail's bankruptcy filing.

  As previously disclosed, in connection with an audit conducted by the IRS, the agent examining Petrie's federal tax return for its fiscal year ended January 28, 1989 raised an issue regarding the manner pursuant to which Petrie computed the basis of its Toys "R" Us, Inc. common stock transferred in connection with the exchange of certain of its exchangeable subordinated debentures. The examining agent had proposed an adjustment to Petrie's taxable income which would have resulted in an additional federal tax liability, including interest, of approximately $53 million. On March 14, 1997, a settlement agreement was entered into with the IRS pursuant to which the IRS and the Liquidating Trust agreed to an adjustment to Petrie's taxable income for its 1989 fiscal year, which resulted in the Liquidating Trust's settling the additional federal tax liability, including interest, for approximately $11.3 million.

  As previously disclosed, Zurich Insurance Company ("Zurich"), a former insurer of Petrie, billed the Liquidating Trust, as successor to Petrie, for retrospective premium adjustments pursuant to general liability, automobile and workers' compensation insurance agreements (the "Insurance Agreements") between Zurich and Petrie relating to policy terms 1988/1989 through and including 1994/1995. During the year ended December 31, 1997, the Liquidating Trust paid Zurich approximately $3.2 million in respect of such retrospective premium adjustments based on the value of claims made as of December 31, 1994, 1995 and 1996. Pursuant to a 1997 agreement with Zurich, Zurich will bill the Liquidating Trust in April 1998 for retrospective premium adjustments due under the Insurance Agreements based on the value of claims made as of December 31, 1997. The estimated liability in respect of such retrospective insurance premiums, which are expected to be billed in April 1998, are included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 1997. Settlement negotiations are ongoing with respect to the Liquidating Trust's obligation to pay premiums for claims made under the workers' compensation portion of the Insurance Agreements as of December 31, 1997 and for subsequent periods.

  In a letter dated March 17, 1998 from IBM Credit Corporation ("IBM") to the Liquidating Trust, IBM has demanded payment of approximately $2.9 million, plus late charges, costs and attorneys' fees, for amounts due as of December 31, 1997 under certain lease agreements between Petrie and IBM relating to Petrie's lease of computer equipment from IBM, which lease agreements were rejected by Petrie Retail in connection with its bankruptcy. The letter also claims that, as of December 31, 1997, an additional approximately $140,000 was due under certain of the lease agreements which were not rejected by Petrie Retail. The Liquidating Trust is currently reviewing IBM's claims. Accordingly, no amounts have been included in accrued expenses and other liabilities at December 31, 1997 in respect of any potential liability relating to these claims.

                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

  The Liquidating Trust believes, based upon the most recently available information, that appropriate accruals have been established in the accompanying financial statements to provide for any losses that may be incurred with respect to the aforementioned contingencies.

  In addition to the contingent liabilities discussed above, the Liquidating Trust or Petrie is a defendant in various other legal proceedings relating to Petrie Retail's failure to perform with respect to certain retail store leases and other liabilities assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale. While the Liquidating Trust cannot predict with any certainty its liability resulting from the disposition of these legal proceedings, based on (i) developments to date, (ii) the Liquidating Trust's estimate of the likely outcome of these matters and (iii) the Liquidating Trust's experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters, the Liquidating Trust believes that it has made adequate accruals for the likely outcome of such proceedings.

5. QUARTERLY FINANCIAL DATA (UNAUDITED)

  Summarized quarterly financial data for the year ended December 31, 1997 and the period ended December 31, 1996 are as follows:

                                          QUARTER
                         -----------------------------------------------------
                           FIRST         SECOND         THIRD         FOURTH
                         ----------     ----------    ---------     ----------
                          (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
Year ended December 31,
 1997:
Net income (loss)....... $  (17,713)(1) $  33,316(2)  $  (4,733)(3) $  (21,574)(4)
                         ==========     =========     =========     ==========
Net income (loss) per
 unit................... $     (.34)    $     .64     $    (.09)    $     (.41)
                         ==========     =========     =========     ==========
                                          QUARTER
                         -----------------------------------------------------
                           FIRST         SECOND         THIRD         FOURTH
                         ----------     ----------    ---------     ----------
                          (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
Period ended December
 31, 1996:
Net income (loss)....... $   29,947(5)  $  (7,471)(6) $   4,066(7)  $   (5,807)(8)
                         ==========     =========     =========     ==========
Net income (loss) per
 unit................... $      .57     $    (.14)    $     .08     $     (.11)
                         ==========     =========     =========     ==========

--------
(1) The first quarter of the year ended December 31, 1997 includes an unrealized loss related to a decrease in the market value of Toys Common Stock of $7,605,000. In addition, at various times between January 23, 1997 and February 5, 1997, the Liquidating Trust sold an aggregate of 1,000,000 shares of Toys Common Stock for approximately $25.5 million. The Liquidating Trust realized a loss with respect to such sale of approximately $4,375,000.
(2) The second quarter of the year ended December 31, 1997 includes an unrealized gain related to an increase in the market value of Toys Common Stock of $28,389,000.
(3) The third quarter of the year ended December 31, 1997 includes an unrealized gain of $1,774,000 related to an increase in the market value of Toys Common Stock, offset by accruals of $8.0 million for contingent guarantee liabilities relating to store leases with respect to which Petrie Retail announced going-out-of-business sales.
(4) The fourth quarter of the year ended December 31, 1997 includes an unrealized loss related to a decrease in the market value of Toys Common Stock of $16,222,000.
(5) The first quarter of the period ended December 31, 1996 includes an unrealized gain related to the increase in the market value of the Toys Common Stock of $29,702,000.

                        PETRIE STORES LIQUIDATING TRUST
                   (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

(6) The second quarter of the period ended December 31, 1996 includes an unrealized gain related to an increase in the market value of the Toys Common Stock of $7,583,000, more than offset by additional accruals of $15,000,000 for lease guarantees related to store leases with respect to which Petrie Retail announced plans to conduct going-out-of business sales.
(7) The third quarter of the period ended December 31, 1996 includes an unrealized gain related to an increase in the market value of the Toys Common Stock of $3,160,000.
(8) The fourth quarter at the period ended December 31, 1996 includes an unrealized gain related to an increase in the market value of the Toys Common Stock of $3,792,000, offset by additional accruals of $6,000,000 for lease guarantees related to store leases with respect to which Petrie Retail announced plans to conduct going-out-of-business sales and an additional $4,000,000 of accruals related to certain assumed obligations of the Liquidating Trust, as successor to Petrie.