Form 10-Q
period 1998-03-31
PETRIE STORES LIQUIDATING TRUST
filed 1998-05-15
CIK 77808

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                              ----------------

                                 FORM 10-Q
                              QUARTERLY REPORT
                   PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD
   ENDED MARCH 31, 1998                   COMMISSION FILE NUMBER:  0-3777


                      PETRIE STORES LIQUIDATING TRUST
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              NEW YORK                                 22-6679945
  (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

150 MEADOWLANDS PARKWAY
SECAUCUS, NEW JERSEY                                     07094
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (201) 422-0496

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of May 13, 1998, there were 52,350,238 Units of Beneficial Interest outstanding.





                      PETRIE STORES LIQUIDATING TRUST

                             INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION
                                                                       Page
Item 1.  Financial Statements
         Statements of Net Assets in Liquidation - March 31, 1998
           (Unaudited) and December 31, 1997............................. 2
         Statements of Changes in Net Assets in Liquidation
           (Unaudited) - For the Three Months Ended March 31, 1998
           and the Three Months Ended March 31, 1997..................... 3
         Notes to Financial Statements................................... 4
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................16
Item 6.  Exhibits and Reports on Form 8-K................................16





                      PETRIE STORES LIQUIDATING TRUST

                  STATEMENTS OF NET ASSETS IN LIQUIDATION

                               (IN THOUSANDS)


                                               MARCH 31, 1998    DECEMBER 31,
                                                 (UNAUDITED)        1997
                                               --------------    ------------
ASSETS
Cash and cash equivalents....................     $    218         $     399
U.S. Treasury Obligations....................       98,691            98,189
U.S. Treasury Obligations held in escrow.....       37,500            37,500
Investments in common stock (including
   3,493,450 shares of Toys "R" Us
   common stock held in escrow)..............      123,377           127,497
                                                 ---------         ---------
Total assets.................................      259,786           263,585

LIABILITIES
Accrued expenses and other liabilities.......       52,452            50,960

Commitments and contingencies

Net assets in liquidation....................    $ 207,334         $ 212,625
                                                 =========         =========

See accompanying notes.



                      PETRIE STORES LIQUIDATING TRUST

             STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


                                      THREE MONTHS ENDED   THREE MONTHS ENDED
                                        MARCH 31, 1998       MARCH 31, 1997
                                      ------------------   ------------------
Net assets in liquidation at
  beginning of period................     $ 212,625            $ 223,329
                                          ---------            ---------
Investment income....................         1,855                1,909
Corporate overhead...................        (2,887)              (7,129)
Net realized and unrealized
   loss on investments...............        (4,259)             (12,493)
                                          ---------             --------

Net loss for the period..............        (5,291)             (17,713)
                                          ---------             --------
Decrease in net assets...............        (5,291)             (17,713)
                                          ---------             --------
Net assets in liquidation at
  end of period......................     $ 207,334            $ 205,616
                                          =========            =========

Net loss per unit....................     $    (.10)           $    (.34)
                                          =========            =========

Weighted average number of units.....        52,350               52,350
                                          =========            =========

See accompanying notes.




                      PETRIE STORES LIQUIDATING TRUST

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                               MARCH 31, 1998


1.    INTERIM REPORTING

      The accompanying unaudited financial statements of Petrie Stores Liquidating Trust (the "Liquidating Trust") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Liquidating Trust, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, reference is made to the financial statements and footnotes thereto included in the Liquidating Trust's Annual Report on Form 10-K for the year ended December 31, 1997.

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

      Pursuant to the Plan of Liquidation and the Agreement and Declaration of Trust, dated as of December 6, 1995 (the "Liquidating Trust Agreement"), between Petrie and the trustees named therein (the "Liquidating Trustees"), effective as of the close of business on January 22, 1996 (the "Succession Date"), Petrie transferred its remaining assets (then consisting of approximately $131 million in cash and cash equivalents and 5,055,576 shares of Toys Common Stock) to, and its remaining fixed and contingent liabilities were assumed by (the "Succession"), the Liquidating Trust. The assets of the Liquidating Trust are subject to various contingent liabilities, the status of which is presently unclear (Note 4), as well as the terms of a letter agreement with Toys "R" Us (Note 3) pursuant to which the Liquidating Trust is required to retain a substantial portion of its assets to provide for its liabilities and the terms of various agreements with Canadian Imperial Bank of Commerce ("CIBC") (Note 3) pursuant to which the Liquidating Trust has pledged for the benefit of CIBC 2,000,000 shares of Toys Common Stock. Accordingly, the Liquidating Trustees have determined not to approve any distributions of Toys Common Stock or other assets of the Liquidating Trust to beneficiaries of the Liquidating Trust until the status of such contingent liabilities is clarified.

      Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year. A liquidation basis of accounting was implemented as of January 28, 1995. The statements of net assets in liquidation at March 31, 1998 and December 31, 1997 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

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

3.    INVESTMENTS IN COMMON STOCK

      At March 31, 1998, the Liquidating Trust's investments in common stock consisted of 4,055,576 shares of common stock of Toys "R" Us, which operates a chain of specialty retail stores principally engaged in the sale of toys and children's clothing in the United States and abroad. While the shares of Toys Common Stock held by the Liquidating Trust generally are carried at market value, at March 31, 1998, 2,000,000 of such shares (which are subject to the terms of the Master Agreement described below) were carried at the Put Price (as defined below) because the market value of Toys Common Stock on March 31, 1998 was below the Put Price.

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

      Simultaneously with the closing of the Exchange, Petrie placed 3,493,450 shares of Toys Common Stock into an escrow account (the "Escrow Account") pursuant to the terms of an escrow agreement, dated as of January 24, 1995, between Petrie and Custodial Trust Company, as Escrow Agent (the "Escrow Agreement"). The shares of Toys Common Stock were placed into the Escrow Account pursuant to the Escrow Agreement to provide for the payment of certain obligations of the Liquidating Trust, as successor to Petrie, to Toys "R" Us arising (i) under (x) the Toys Acquisition Agreement, (y) the Seller Indemnification Agreement, dated as of December 9, 1994, among Petrie, Toys "R" Us, Petrie Retail, Inc. ("Petrie Retail"), PS Stores Acquisition Corp. ("PS Stores") and certain subsidiaries of PS Stores and
(z) the Retail Operations Stock Purchase Agreement, dated as of August 23, 1994 and amended on November 3, 1994 (the "Retail Operations Stock Purchase Agreement"), between Petrie and PS Stores, and (ii) otherwise.

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

      Petrie had also placed 3,200,082 shares of Toys Common Stock in a collateral account (the "Collateral Account") pursuant to the terms of an Amended and Restated Cash Collateral and Pledge Agreement, dated as of December 9, 1994 and amended as of January 24, 1995, among Petrie, PS Stores, certain subsidiaries of PS Stores, and Custodial Trust Company, as Collateral Agent (the "Amended and Restated Cash Collateral Agreement"). On December 19, 1995, the Amended and Restated Cash Collateral Agreement was further amended and restated and, pursuant thereto, the 3,200,082 shares of Toys Common Stock held in the Collateral Account were released to Petrie in exchange for Petrie's deposit of $67.5 million in U.S. Treasury obligations in the Collateral Account. In connection with the previously disclosed settlement of a dispute with the Internal Revenue Service (the "IRS"), approximately $32 million in U.S. Treasury obligations held in the Collateral Account were transferred to the Liquidating Trust on May 20, 1997. The Liquidating Trust is currently required to maintain at least $37.5 million in the Collateral Account. The U.S. Treasury obligations held in the Collateral Account pursuant to the Amended and Restated Cash Collateral Agreement secure the payment of certain obligations of the Liquidating Trust, as successor to Petrie, to PS Stores arising under (i) the Retail Operations Stock Purchase Agreement and (ii) the Cross-Indemnification and Procedure Agreement, dated as of December 9, 1994, between Petrie and PS Stores (Note 4).

      The Liquidating Trust has also entered into a Master Agreement (based on the International Swaps and Derivatives Association Form), dated as of November 19, 1997 (the "Master Agreement"), with CIBC, to protect the Liquidating Trust against certain investment risks associated with 2,000,000 shares of Toys Common Stock held by the Liquidating Trust. Pursuant to the Master Agreement, if, on December 3, 1999, the price of Toys Common Stock is below $30.7264 (the "Put Price"), CIBC will be obligated to pay the Liquidating Trust the difference between the Put Price and the then prevailing price of Toys Common Stock, multiplied by 2,000,000. If, on December 3, 1999, the price of Toys Common Stock is above $47.1137 (the "Call Price"), the Liquidating Trust will be obligated to pay CIBC the difference between the Call Price and the then prevailing market price of Toys Common Stock, multiplied by 2,000,000. Any payment required to be made by the Liquidating Trust under the Master Agreement may, at the option of the Liquidating Trust, be made in cash or Toys Common Stock. To secure the covenants made by the Liquidating Trust pursuant to the Master Agreement and a Secured Term Note, dated as of December 31, 1997 (the "Secured Term Note"), between the Liquidating Trust and the CIBC, the Liquidating Trust has pledged for the benefit of CIBC 2,000,000 shares of Toys Common Stock pursuant to a Stock Pledge Agreement, dated as of December 31, 1997, and a Tri-Party Custody Agreement, dated as of December 31, 1997, among the United States Trust Company of New York, the Liquidating Trust and CIBC.

      In connection with the Master Agreement, the Liquidating Trust and CIBC have also entered into the Secured Term Note, which provides for CIBC to make available to the Liquidating Trust a loan facility permitting borrowings of up to $55,000,000. This facility, if drawn upon, will mature on December 3, 1999 and will bear interest at a floating rate equal to the three-month LIBOR rate plus 0.35%, which rate will be reset quarterly. Interest on any borrowings under the Secured Term Note is compounded and payable quarterly and on the maturity date. As discussed above, the Secured Term Note is secured by 2,000,000 shares of Toys Common Stock. There was no principal outstanding under the Secured Term Note at March 31, 1998.

      As previously disclosed, at various times between January 23, 1997 and February 5, 1997, the Liquidating Trust sold an aggregate of 1,000,000 shares of Toys Common Stock for approximately
$25.5 million in proceeds.

      The price per share of Toys Common Stock, as reported on the New York Stock Exchange Composite Tape, decreased from 31-7/16 per share at December 31, 1997 to $30-1/8 per share at March 31, 1998 and then further decreased to $28-5/16 per share at May 13, 1998.

4.    COMMITMENTS AND CONTINGENCIES

      As successor to Petrie, the Liquidating Trust has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to (i) guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof has assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail fails to perform; and (ii) Petrie's agreement with Petrie Retail to indemnify it for certain liabilities relating to Petrie Retail's withdrawal from the United Auto Workers District 65 Security Plan Pension Fund (the "Multiemployer Plan"). The Liquidating Trust accrues liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters. At March 31, 1998 and December 31, 1997, the Liquidating Trust, as successor to Petrie, had accrued approximately $50 million and $49 million, respectively, for contingent liabilities. As the scope of these liabilities becomes better defined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

      On October 12, 1995, Petrie Retail filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). In connection with its filing for bankruptcy protection, Petrie Retail has failed to perform or make payment with respect to certain of the Assumed Obligations, including, but not limited to, Assumed Obligations relating to store leases for which Petrie Retail or an affiliate thereof has assumed liability, state and federal taxes, employment agreements, insurance premiums and certain other claims and contractual obligations. Accordingly, the Liquidating Trust has been and may continue to be required to make payments in respect of certain of the Assumed Obligations.

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

      On April 10, 1998, PS Stores, the parent of Petrie Retail, filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court. The Liquidating Trust may, at the appropriate time, file claims in the Bankruptcy Court against PS Stores similar to those filed against Petrie Retail. There can be no assurance as to the timing or probability of the collection of these claims against PS Stores or the amount of the payments, if any, that PS Stores will make to creditors asserting unsecured claims. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from PS Stores.

      Since filing its petition for bankruptcy protection, Petrie Retail has (according to its filings with the Bankruptcy Court) closed more than 1090 of the roughly 1600 stores it operated prior to filing the petition, including approximately 235 stores closed since January 1, 1998. According to such filings, of the more than 1090 closed stores, approximately 675 relate to rejected leases, approximately 85 relate to leases that were assigned to third party retailers and the remainder of the leases generally have expired or were terminated by mutual landlord and tenant consent. After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains a guarantor of approximately 97 of the rejected leases, and its aggregate guarantee liability with respect to these leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, is approximately $41 million, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at March 31, 1998.

      According to Petrie Retail's filings with the Bankruptcy Court, Petrie Retail is in the process of disposing of, through liquidation or sale, substantial portions of its remaining operations. In this regard, Petrie Retail has assigned or rejected 49 leases relating to stores operated by its Winkelman Stores Incorporated division and has closed such division. In addition, Petrie Retail has indicated in its filings with the Bankruptcy Court that it intends to sell its G&G Shops Inc. division, which currently operates over 400 stores, by June 30, 1998. According to such filings, Petrie Retail intends to continue to operate approximately 104 of its other stores as part of a proposed plan of reorganization which has not yet been filed with the Bankruptcy Court.

      Petrie Retail has also discontinued operations at its former headquarters building located at 70 Enterprise Avenue in Secaucus, New Jersey and assigned the lease for such premises to P335 Leasing Corp. ("P335"), an affiliate of the Liquidating Trust's real estate advisor. The Liquidating Trust currently pays rent due under the 70 Enterprise Avenue lease, and P335, in cooperation with the Liquidating Trust, has sublet the premises to a third party for the four years remaining on the term of such lease. The Liquidating Trust's aggregate guarantee liability with respect to the 70 Enterprise Avenue lease, assuming the sublease of the premises remains in full force and effect, is approximately $4 million, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at March 31, 1998. In the event that the subtenant defaults with respect to its obligations under the 70 Enterprise Avenue lease, the Liquidating Trust's aggregate liability on such lease would be approximately $9 million. Petrie Retail continues to operate and pay rent with respect to its headquarters building located at 150 Meadowlands Parkway in Secaucus, New Jersey and has not disclosed its intended plans with respect to such building in its filings with the Bankruptcy Court.

      According to Petrie Retail's filings with the Bankruptcy Court, Petrie Retail is now operating approximately 510 stores. No assurance can be given that Petrie Retail will consummate a plan of reorganization or any of the other transactions referred to in its filings with the Bankruptcy Court. Additionally, no assurance can be given that Petrie Retail or any third party who purchases any of the assets or operations of Petrie Retail will not close additional stores or as to the number of additional stores to be closed by Petrie Retail or a third party with respect to which the Liquidating Trust has guarantor liability. If Petrie Retail were to close every store and the headquarters building for which the Liquidating Trust believes it has liability as a lease guarantor (giving effect to all the lease guarantee releases executed by landlords) and every store for which the Liquidating Trust disputes its guarantor liability (as more fully discussed in the following paragraph), assuming that no mitigation or defense were successful, the Liquidating Trust's theoretical exposure relating to such leases, without giving effect to any present value discount, would be approximately $71 million. Such exposure includes the approximately $41 million in aggregate liability related to the rejected store leases described above and the approximately $9 million of liability related to the 70 Enterprise Avenue headquarters building lease described above. With respect to the approximately $21 million of potential liability relating to leases that have not yet expired or been assigned, rejected or terminated (and excluding the full $9 million of liability related to the 70 Enterprise Avenue headquarters building lease), approximately $5 million relates to Petrie Retail's G&G Stores Inc. division, approximately $4 million relates to the 150 Meadowlands Parkway headquarters building lease and approximately $12 million relates to Petrie Retail's other store leases. Of the $21 million in potential liability, approximately $3 million is due in the remainder of the year ending December 31, 1998, approximately $5 million is due in 1999, approximately $4 million is due in 2000 and approximately $9 million is due thereafter.

      The Liquidating Trust, on the one hand, and Petrie Retail and its affiliates, on the other, are in dispute as to whether the Liquidating Trust, as successor to Petrie, or Petrie Retail and its affiliates are responsible as guarantor of 43 leases. The Liquidating Trust has settled its liability with the landlords (without prejudice to the Liquidating Trust's right to assert claims against Petrie Retail and its affiliates) with respect to 21 of these leases. The following amounts, which have been calculated using the same assumptions set forth above and without giving effect to any present value discount, have been included in the Liquidating Trust's lease liability calculations in the preceding paragraphs with respect to the disputed leases: (i) the $41 million in liability with respect to rejected leases includes $11 million in guarantee liability relating to the disputed leases; and (ii) the $71 million in maximum theoretical exposure includes $15 million relating to the disputed leases with respect to which the Liquidating Trust has not settled its liability with the landlord.

      As previously disclosed, landlords under leases relating to 135 stores operated by Petrie Retail or an affiliate thereof have alleged in a complaint that the Liquidating Trust, as successor to Petrie, has liability as a guarantor of certain leases notwithstanding Petrie's receipt from these landlords of releases of guarantees with respect to substantially all of such leases. Without giving effect to any present value discount, but after giving effect to rental payments made by Petrie Retail since the complaints were filed and assuming that all of the 135 stores which are the subject of these landlords' claims are closed and that the landlord in each case is unable to mitigate its damages, the Liquidating Trust estimates that such alleged guarantor liability currently represents approximately $59 million in lease payments. The Liquidating Trust believes it has substantial legal defenses to the landlords' claims and is vigorously contesting such claims. While a decision by a court in favor of such landlords could have a material adverse effect on the Liquidating Trust's liquidity and financial condition, based on available information and developments to date, the Liquidating Trust believes that such an outcome is unlikely.

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

      As previously disclosed, on October 23, 1995, Petrie Retail notified three former executives of Petrie that, as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of the retail operations. On April 25, 1996, the Liquidating Trust entered into settlement agreements with two of the former executives and on January 27, 1997 entered into a settlement agreement with the estate of the third executive. Pursuant to such settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under respective agreements with Petrie. The total cost of these settlements to the Liquidating Trust was approximately $3.2 million, of which approximately $615,000 (relating to certain unfunded pension obligations) remained unpaid and was included in the Liquidating Trust's accrued expenses and other liabilities at March 31, 1998.

      As previously disclosed, effective January 31, 1995, Petrie Retail withdrew from the Multiemployer Plan. Due to the Multiemployer Plan's underfunded status, Petrie Retail and its affiliates have incurred withdrawal liability under the Employee Retirement Income Security Act of 1974, as amended. By letter dated May 30, 1996, the Multiemployer Plan assessed withdrawal liability against Petrie Retail in the amount of approximately $9.4 million plus interest, to be paid in quarterly installments of approximately $317,000 commencing August 1, 1996 through and including August 1, 2006, with a final payment of approximately $18,000 due November 1, 2006. In addition, the Multiemployer Plan assessed liability against Petrie Retail of approximately $2 million attributable to the Multiemployer Plan's failure to meet certain Internal Revenue Code minimum funding standards, which amount was payable on August 1, 1996. To the knowledge of the Liquidating Trust, Petrie Retail has not made any payments with respect to such liabilities. In the event of a mass withdrawal by contributing employers from the Multiemployer Plan, the withdrawal liability allocated to Petrie Retail and its affiliates may be higher. Pursuant to the Retail Operations Stock Purchase Agreement, Petrie Retail and its affiliates are responsible for the first $10 million in withdrawal and related liabilities, with the next $50 million of such liabilities allocated 75 percent to the Liquidating Trust, as successor to Petrie, and 25 percent to Petrie Retail and its affiliates. It is unclear what effect, if any, Petrie Retail's or PS Stores' bankruptcy filings may have upon the timing and amount of any payments the Liquidating Trust may be required to make under the Retail Operations Stock Purchase Agreement with respect to the Multiemployer Plan, but in no event will the Liquidating Trust's maximum contractual liability be increased as a result of Petrie Retail's or PS Stores' bankruptcy filings.

      As previously disclosed, Zurich Insurance Company ("Zurich"), a former insurer of Petrie, billed the Liquidating Trust, as successor to Petrie, for retrospective premium adjustments pursuant to general liability, automobile and workers' compensation insurance agreements (the "Insurance Agreements") between Zurich and Petrie relating to policy terms 1988/1989 through and including 1994/1995. During the year ended December 31, 1997, the Liquidating Trust paid Zurich approximately $3.2 million in respect of such retrospective premium adjustments based on the value of claims made as of December 31, 1994, 1995 and 1996. The Liquidating Trust has received a refund of approximately $125,000 for retrospective premium adjustments under the Insurance Agreements based on the value of claims made as of December 31, 1997. Settlement negotiations are ongoing with respect to the retrospective premium adjustments in respect of claims made under the workers' compensation portion of the Insurance Agreements for all periods subsequent to December 31, 1997.

      As previously disclosed, in a letter dated March 17, 1998 from IBM Credit Corporation ("IBM") to the Liquidating Trust, IBM has demanded payment of approximately $2.9 million, plus late charges, costs and attorneys' fees, for amounts due as of December 31, 1997 under certain lease agreements between Petrie and IBM relating to Petrie's lease of computer equipment from IBM, which lease agreements were rejected by Petrie Retail in connection with its bankruptcy. In addition, the letter claims that, as of December 31, 1997, approximately $140,000 was also due under certain of the lease agreements which were not rejected by Petrie Retail. The Liquidating Trust is currently reviewing IBM's claims. Accordingly, no amounts have been included in accrued expenses and other liabilities at March 31, 1998 in respect of any potential liability relating to these claims.

      The Liquidating Trust believes, based on the most recently available information, that appropriate accruals have been established in the accompanying financial statements to provide for any losses that may be incurred with respect to the aforementioned contingencies.

      In addition to the contingent liabilities discussed above, the Liquidating Trust or Petrie is a defendant in various other legal proceedings relating to Petrie Retail's failure to perform with respect to certain retail store leases and other liabilities assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale. While the Liquidating Trust cannot predict with any certainty its liability resulting from the disposition of these legal proceedings, based on (i) developments to date, (ii) the Liquidating Trust's estimate of the likely outcome of these matters and (iii) the Liquidating Trust's experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters, the Liquidating Trust believes that it has made appropriate accruals for the likely outcome of such proceedings.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion should be read in conjunction with the Financial Statements and the
Notes thereto provided herein.

      As previously disclosed, Petrie sold its retail operations to PS Stores on December 9, 1994, and on January 24, 1995 (the date on which Petrie's shareholders approved the Plan of Liquidation), Petrie commenced its liquidation. As a result, effective January 28, 1995, Petrie changed its basis of accounting from a going-concern basis to a liquidation basis. During the three months ended March 31, 1998 and the three months ended March 31, 1997, the Liquidating Trust's activities have been limited to continuing Petrie's liquidation in furtherance of the Plan of Liquidation. Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year.

RESULTS OF OPERATIONS

      The Liquidating Trust's net loss for the three months ended March 31, 1998 was $5,291,000 as compared to a net loss of $17,713,000 for the three months ended March 31, 1997.

      As of May 13, 1998, the closing price per share of Toys Common Stock as reported on the New York Stock Exchange Composite Tape was $28-5/16 per share. In applying a liquidation basis of accounting, the Liquidating Trust has given effect in its results of operations to fluctuations in the market price of its Toys Common Stock, and has recorded an unrealized loss on the Toys Common Stock for the three months ended March 31, 1998 of $4,120,000 as compared to an unrealized loss of $7,605,000 for the three months ended March 31, 1997. In addition, during the three months ended March 31, 1997, the Liquidating Trust sold an aggregate of 1,000,000 shares of Toys Common Stock for approximately $25.5 million. The Liquidating Trust realized a loss with respect to such sale of approximately $4,375,000.

      For the three months ended March 31, 1998, the Liquidating Trust incurred corporate overhead of $2,887,000 as compared to $7,129,000 for the three months ended March 31, 1997. Corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie including, but not limited to, costs and expenses that the Liquidating Trust has incurred as a result of Petrie Retail's failure to perform its obligations in connection with its bankruptcy filing, legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses. The higher corporate overhead charges incurred during the three months ended March 31, 1997 were primarily due to relatively higher costs and expenses incurred by the Liquidating Trust during such period related to Petrie Retail's failure to perform its obligations in connection with its bankruptcy filing.

      During the three months ended March 31, 1998, the Liquidating Trust earned $1,855,000 in investment income as compared to $1,909,000 earned during the period ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

      As previously disclosed, 3,493,450 shares of Toys Common Stock are held by the Liquidating Trust in an escrow account to provide for Petrie's obligations relating to certain contingent liabilities pursuant to the terms of the Toys Acquisition Agreement, the Retail Operations Stock Purchase Agreement and other agreements with Toys "R" Us and/or PS Stores. Of such 3,493,450 shares of Toys Common Stock, 2,000,000 shares are pledged to CIBC to secure the Liquidating Trust's covenants under the Master Agreement and the Secured Term Note, as more fully described below. In addition, $37.5 million in U.S. Treasury obligations are required to be held by the Liquidating Trust in a collateral account to secure the Liquidating Trust's obligation to indemnify PS Stores for certain liabilities relating to Petrie Retail's withdrawal from a multiemployer pension plan.

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

      As of May 13, 1998, the Liquidating Trust's 4,055,576 shares of Toys Common Stock had a value of approximately $119.7 million, based upon (i) a closing price per share of $28-5/16 as reported on the New York Stock Exchange Composite Tape on such date with respect to 2,055,576 shares of Toys Common Stock held by the Liquidating Trust and (ii) the Put Price with respect to 2,000,000 shares of Toys Common Stock held by the Liquidating Trust which are subject to the Master Agreement. During the fifty-two weeks prior to May 13, 1998, the price per share of Toys Common Stock has fluctuated from a high of $37-1/8 to a low of $24-7/8. No assurance can be given as to the future market prices of Toys Common Stock.

      As of May 13, 1998, the Liquidating Trust had approximately $135 million in cash, cash equivalents and investments in U.S. Treasury obligations (including those held in escrow). The Liquidating Trust believes that it has sufficient liquid funds available to satisfy the foreseeable liabilities of the Liquidating Trust (including, without limitation, costs and expenses related to the administration of the Liquidating Trust such as legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses). To the extent that the Liquidating Trust's liquid funds are insufficient to satisfy such liabilities, however, the Liquidating Trust will sell some or all (subject to the provisions of agreements entered into with third parties) of the remaining shares of Toys Common Stock that it holds. In addition, the Liquidating Trust also has available approximately $55 million under the Secured Term Note facility with CIBC. The Liquidating Trust has not made any liquidating distributions since its establishment. The Liquidating Trustees have determined not to approve any further distributions of cash or shares of Toys Common Stock to holders of Units of Beneficial Interest until the status of the Liquidating Trust's contingent liabilities is clarified. See "--Contingent Liabilities."

CONTINGENT LIABILITIES

      As more fully described in Item 1 of Part I, the Liquidating Trust, as successor to Petrie, has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to (i) guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof has assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale to the extent that Petrie Retail fails to perform; and (ii) Petrie's agreement with Petrie Retail to indemnify it for certain liabilities relating to Petrie Retail's withdrawal from the United Auto Workers District 65 Security Plan Pension Fund. At March 31, 1998, the Liquidating Trust, as successor to Petrie, had accrued approximately $50 million for contingent liabilities. As the scope of these liabilities becomes better defined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions. See Notes to Financial Statements.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements relating to the Liquidating Trust's contingent liabilities contained above in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes to Financial Statements.

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



                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      Aventura Malls Venture et al. v. Petrie Stores Corporation et al.

      As previously disclosed, on February 7, 1996, a complaint was filed in New York State Supreme Court against Petrie, the Liquidating Trust and the Liquidating Trustees by five landlords and certain of their affiliates seeking declaratory relief and unspecified damages for breach of contract and fraud with respect to 146 store leases. The complaint alleged that the Liquidating Trust, as successor to Petrie, has liability as a guarantor of certain of these leases, notwithstanding Petrie's receipt from these landlords of releases with respect to substantially all of the purported lease guarantees. On December 2, 1996, the plaintiffs served an amended complaint, which sought damages only against Petrie and the Liquidating Trust, added a claim for negligent misrepresentation and reduced to 135 the number of store leases subject to the action. On April 7, 1997, the trial court dismissed the plaintiffs' claims for fraud and negligent misrepresentation with respect to the releases of the guarantees. On November 10, 1997, the plaintiffs appealed the decision of the trial court. On April 21, 1998, the trial court's decision was upheld on appeal. While no assurances can be given, the defendants believe that they have meritorious defenses to the plaintiffs' remaining breach of contract claims and will defend themselves vigorously.

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


                              PETRIE STORES LIQUIDATING TRUST


Dated: May 15, 1998           By /s/ Stephanie R. Joseph
                                 _____________________________________
                                 Stephanie R. Joseph
                                 Manager and Chief Executive Officer


Dated: May 15, 1998           By /s/ H. Bartlett Brown
                                 ______________________________________
                                 H. Bartlett Brown
                                 Assistant Manager and Chief Financial
                                   Officer