Form 10-Q
period 1998-06-30
PETRIE STORES LIQUIDATING TRUST
filed 1998-08-14
CIK 77808

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


                              FORM 10-Q
                          QUARTERLY REPORT
               PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998   COMMISSION FILE NUMBER: 0-3777


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of August 12, 1998, there were 52,350,238 Units of Beneficial
Interest outstanding.




                   PETRIE STORES LIQUIDATING TRUST

                         INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION
                                                                       Page
Item 1.  Financial Statements
         Statements of Net Assets in Liquidation - June 30, 1998
           (Unaudited) and December 31, 1997..........................   2
         Statements of Changes in Net Assets in Liquidation
           (Unaudited) - For the Three and Six Months Ended
           June 30, 1998 and 1997.....................................   3
         Notes to Financial Statements................................   4
Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................  11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...........................................  16
Item 6.  Exhibits and Reports on Form 8-K............................  16





                       PETRIE STORES LIQUIDATING TRUST

                   STATEMENTS OF NET ASSETS IN LIQUIDATION

                               (IN THOUSANDS)


                                               JUNE 30, 1998     DECEMBER 31,
                                                (UNAUDITED)          1997
                                               -------------     ------------

ASSETS
Cash and cash equivalents....................     $   1,527       $    399
U.S. Treasury Obligations....................        92,742         98,189
U.S. Treasury Obligations held in escrow.....        37,500         37,500
Investments in common stock (including
   3,493,450 shares of Toys "R" Us
   common stock held in escrow)..............       109,630         127,497
                                                   --------        --------
Total assets.................................       241,399        263,585


LIABILITIES
Accrued expenses and other liabilities.......        46,163         50,960

Commitments and contingencies
                                                  ---------        ---------
Net assets in liquidation....................     $ 195,236        $ 212,625
                                                  =========        =========


See accompanying notes.




                            PETRIE STORES LIQUIDATING TRUST
                       (SUCCESSOR TO PETRIE STORES CORPORATION)

                  STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                        (UNAUDITED)
                         (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                THREE MONTHS    THREE MONTHS       SIX MONTHS      SIX MONTHS
                                    ENDED           ENDED            ENDED            ENDED
                               JUNE 30, 1998    JUNE 30, 1997    JUNE 30, 1998    JUNE 30, 1997
                               -------------    -------------    -------------    -------------
Net assets in liquidation
   at beginning of period...     $207,334         $205,616         $212,625          $223,329
Investment income .........         1,863            2,325            3,719             4,233
Corporate overhead.........          (214)          (1,557)          (3,102)           (8,686)
Income tax refund..........                          3,965                              3,965
Net realized and
   unrealized gain (loss)
   on investments..........       (13,747)          28,583          (18,006)           16,091
                                ---------        ---------        ---------         ---------
 Net income (loss)
   for the period..........       (12,098)          33,316          (17,389)           15,603
                                ---------        ---------        ---------         ---------
 Net assets in liquidation
   at end of period........      $195,236         $238,932        $195,236           $238,932
                                =========        =========       =========          =========

 Net income (loss) per
   unit....................     ($    .23)        $   .64        ($    .33)          $   .30
                                =========       =========        =========         =========

 Weighted average
   number of units..........       52,350          52,350           52,350           52,350
                                =========       =========        =========        =========

See accompanying notes.




                       PETRIE STORES LIQUIDATING TRUST

                        NOTES TO FINANCIAL STATEMENTS

                                 (UNAUDITED)

                                JUNE 30, 1998


1.    INTERIM REPORTING

      The accompanying unaudited financial statements of Petrie Stores Liquidating Trust (the "Liquidating Trust") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Liquidating Trust, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, reference is made to the financial statements and footnotes thereto included in the Liquidating Trust's Annual Report on Form 10-K for the year ended December 31, 1997.

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

      Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year. A liquidation basis of accounting was implemented as of January 28, 1995. The statements of net assets in liquidation at June 30, 1998 and December 31, 1997 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

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

3.    INVESTMENTS IN COMMON STOCK

      At June 30, 1998, the Liquidating Trust's investments in common stock consisted of 4,055,576 shares of common stock of Toys "R" Us, which operates a chain of specialty retail stores principally engaged in the sale of toys and children's clothing in the United States and abroad. While the shares of Toys Common Stock held by the Liquidating Trust generally are carried at market value, at June 30, 1998, 2,000,000 of such shares (which are subject to the terms of the Master Agreement described below) were carried at the Put Price (as defined below) because the market value of Toys Common Stock on June 30, 1998 was below the Put Price.

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

      In connection with the Master Agreement, the Liquidating Trust and CIBC have also entered into the Secured Term Note, which provides for CIBC to make available to the Liquidating Trust a loan facility permitting borrowings of up to $55,000,000. This facility, if drawn upon, will mature on December 3, 1999 and will bear interest at a floating rate equal to the three-month LIBOR rate plus 0.35%, which rate will be reset quarterly. Interest on any borrowings under the Secured Term Note is compounded and payable quarterly and on the maturity date. As discussed above, the Secured Term Note is secured by 2,000,000 shares of Toys Common Stock. There was no principal outstanding under the Secured Term Note at June 30, 1998.

      As previously disclosed, at various times between January 23, 1997 and February 5, 1997, the Liquidating Trust sold an aggregate of 1,000,000 shares of Toys Common Stock for approximately
$25.5 million in proceeds.

      The price per share of Toys Common Stock, as reported on the New York Stock Exchange Composite Tape, decreased from $31-7/16 per share at December 31, 1997 to $30-1/8 per share at March 31, 1998 and then further decreased to $23-7/16 per share at June 30, 1998. As of August 12, 1998, the price per share of Toys Common Stock was $20-1/8.

4.    COMMITMENTS AND CONTINGENCIES

      As successor to Petrie, the Liquidating Trust has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to (i) guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof has assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail fails to perform; and (ii) Petrie's agreement with Petrie Retail to indemnify it for certain liabilities relating to Petrie Retail's withdrawal from the United Auto Workers District 65 Security Plan Pension Fund (the "Multiemployer Plan"). The Liquidating Trust accrues liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters. At June 30, 1998 and December 31, 1997, the Liquidating Trust, as successor to Petrie, had accrued approximately $45 million and $49 million, respectively, for contingent liabilities. As the scope of these liabilities becomes better defined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

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

      On April 10, 1998, PS Stores, the parent of Petrie Retail, filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court. On August 7, 1998, the Liquidating Trust filed claims in the Bankruptcy Court against PS Stores substantially similar to those filed against Petrie Retail. There can be no assurance as to the timing or probability of the collection of any claims against PS Stores or the amount of the payments, if any, that PS Stores will make to creditors asserting unsecured claims. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from PS Stores.

      Since filing its petition for bankruptcy protection, Petrie Retail has (according to its filings with the Bankruptcy Court) closed more than 1130 of the roughly 1600 stores it operated prior to filing the petition, including approximately 235 stores closed since January 1, 1998. According to such filings, of the more than 1130 closed stores, approximately 700 relate to rejected leases, approximately 100 relate to leases that were assigned to third party retailers and the remainder of the leases generally have expired or were terminated by mutual landlord and tenant consent. After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains a guarantor of approximately 68 of the rejected leases, and its aggregate guarantee liability with respect to these leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, is approximately $32 million, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at June 30, 1998. Additionally, subject to the same assumptions set forth in the preceding sentence, the Liquidating Trust, as successor to Petrie, remains a guarantor of approximately 25 of the leases that were assigned to third party retailers, and its aggregate guarantee liability with respect to these leases is approximately $10 million.

      According to Petrie Retail's filings with the Bankruptcy Court, Petrie Retail is in the process of disposing of, through liquidation or sale, substantial portions of its remaining operations. In this regard, Petrie Retail has assigned or rejected 49 leases relating to stores operated by its Winkelman Stores Incorporated division and has closed such division. In addition, Petrie Retail has indicated in its filings with the Bankruptcy Court that it has entered into an agreement with Pegasus Partners, L.P., TGV Partners and certain executives of its G&G Shops Inc. division to sell such division, which currently operates over 410 stores. A Bankruptcy Court hearing on such proposed sale is scheduled for August 24, 1998. Additionally, according to its Bankruptcy Court filings, Petrie Retail intends to continue to operate the approximately 100 stores remaining after the sale of its G&G Shops Inc. division, as part of a proposed plan of reorganization which was filed with the Bankruptcy Court on August 6, 1998.

      As previously disclosed, Petrie Retail discontinued operations at its former headquarters building located at 70 Enterprise Avenue in Secaucus, New Jersey. On July 13, 1998, the Liquidating Trust, in cooperation with its real estate advisor, settled its $9 million potential liability related to such lease for approximately $4 million, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at June 30, 1998. Petrie Retail continues to operate and pay rent with respect to its headquarters building located at 150 Meadowlands Parkway in Secaucus, New Jersey and has not disclosed its intended plans with respect to such building in its filings with the Bankruptcy Court.

      According to Petrie Retail's filings with the Bankruptcy Court, Petrie Retail is now operating approximately 510 stores. No assurance can be given that Petrie Retail will consummate a plan of reorganization or any of the other transactions referred to in its filings with the Bankruptcy Court. Additionally, no assurance can be given that Petrie Retail or any third party who purchases any of the assets or operations of Petrie Retail will not close additional stores or as to the number of additional stores to be closed by Petrie Retail or a third party with respect to which the Liquidating Trust has guarantor liability. If Petrie Retail were to close every store and its 150 Meadowlands Parkway headquarters building for which the Liquidating Trust believes it has liability as a lease guarantor (giving effect to all the lease guarantee releases executed by landlords) and every store for which the Liquidating Trust disputes its guarantor liability (as more fully discussed in the following paragraph), assuming that no mitigation or defense were successful, the Liquidating Trust's theoretical exposure relating to such leases, without giving effect to any present value discount, would be approximately $61 million. Such exposure includes the approximately $32 million in aggregate liability related to the rejected store leases described above and the $10 million in aggregate liability related to the assigned store leases described above. With respect to the approximately $19 million of potential liability relating to leases that have not yet expired or been assigned, rejected or terminated, approximately $4 million relates to Petrie Retail's G&G Shops Inc. division, approximately $4 million relates to Petrie Retail's remaining headquarters building lease and approximately $11 million relates to Petrie Retail's other store leases. Of the $19 million in potential liability, approximately $2 million is due in the remainder of the year ending December 31, 1998, approximately $5 million is due in 1999, approximately $4 million is due in 2000 and approximately $8 million is due thereafter.

      The Liquidating Trust, on the one hand, and Petrie Retail and its affiliates, on the other, are in dispute as to whether the Liquidating Trust, as successor to Petrie, or Petrie Retail and its affiliates are responsible as guarantor of 43 leases. The Liquidating Trust has settled its liability with the landlords (without prejudice to the Liquidating Trust's right to assert claims against Petrie Retail and its affiliates) with respect to 21 of these leases. The following amounts, which have been calculated using the same assumptions set forth above and without giving effect to any present value discount, have been included in the Liquidating Trust's lease liability calculations in the preceding paragraphs with respect to the disputed leases: (i) the $32 million in liability with respect to rejected leases includes $9 million in guarantee liability relating to the disputed leases; (ii) the $10 million in liability with respect to assigned leases includes $3 million in guarantee liability relating to the disputed leases and (iii) the $61 million in maximum theoretical exposure includes $15 million relating to the disputed leases with respect to which the Liquidating Trust has not settled its liability with the landlord.

      As previously disclosed, landlords under leases relating to 135 stores operated by Petrie Retail or an affiliate thereof have alleged in a complaint that the Liquidating Trust, as successor to Petrie, has liability as a guarantor of certain leases notwithstanding Petrie's receipt from these landlords of releases of guarantees with respect to substantially all of such leases. Without giving effect to any present value discount, but after giving effect to rental payments made by Petrie Retail since the complaints were filed and assuming that all of the 135 stores which are the subject of these landlords' claims are closed and that the landlord in each case is unable to mitigate its damages, the Liquidating Trust estimates that such alleged guarantor liability currently represents approximately $58 million in lease payments. The Liquidating Trust believes it has substantial legal defenses to the landlords' claims and is vigorously contesting such claims. While a decision by a court in favor of such landlords could have a material adverse effect on the Liquidating Trust's liquidity and financial condition, based on available information and developments to date, the Liquidating Trust believes that such an outcome is unlikely.

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

      As previously disclosed, on October 23, 1995, Petrie Retail notified three former executives of Petrie that, as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of the retail operations. On April 25, 1996, the Liquidating Trust entered into settlement agreements with two of the former executives and on January 27, 1997 entered into a settlement agreement with the estate of the third executive. Pursuant to such settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under respective agreements with Petrie. The total cost of these settlements to the Liquidating Trust was approximately $3.2 million, of which approximately $590,000 (relating to certain unfunded pension obligations) remained unpaid and was included in the Liquidating Trust's accrued expenses and other liabilities at June 30, 1998.

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

      As previously disclosed, Zurich Insurance Company ("Zurich"), a former insurer of Petrie, billed the Liquidating Trust, as successor to Petrie, for retrospective premium adjustments pursuant to general liability, automobile and workers' compensation insurance agreements (the "Insurance Agreements") between Zurich and Petrie relating to policy terms 1988/1989 through and including 1994/1995. During the year ended December 31, 1997, the Liquidating Trust paid Zurich approximately $3.2 million in respect of such retrospective premium adjustments based on the value of claims made as of December 31, 1994, 1995 and 1996. The Liquidating Trust has received a refund of approximately $125,000 for retrospective premium adjustments under the Insurance Agreements based on the value of claims made as of December 31, 1997. No assurance can be given as to the future amounts that may be payable by the Liquidating Trust under the Insurance Agreements.

      As previously disclosed, in a letter dated March 17, 1998 from IBM Credit Corporation ("IBM") to the Liquidating Trust, IBM demanded payment of approximately $2.9 million, plus late charges, costs and attorneys' fees, for amounts due as of December 31, 1997 under certain lease agreements between Petrie and IBM relating to Petrie's lease of computer equipment from IBM, which lease agreements were rejected by Petrie Retail in connection with its bankruptcy. In addition, the letter claimed that, as of December 31, 1997, approximately $140,000 was also due under certain of the lease agreements which were not rejected by Petrie Retail. On June 26, 1998, the Liquidating Trust paid $1.85 million in full settlement of IBM's claims.

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

      As previously disclosed, Petrie sold its retail operations to PS Stores on December 9, 1994, and on January 24, 1995 (the date on which Petrie's shareholders approved the Plan of Liquidation), Petrie commenced its liquidation. As a result, effective January 28, 1995, Petrie changed its basis of accounting from a going-concern basis to a liquidation basis. During the six months ended June 30, 1998 and 1997, the Liquidating Trust's activities have been limited to continuing Petrie's liquidation in furtherance of the Plan of Liquidation. Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year.

RESULTS OF OPERATIONS

      The Liquidating Trust's net loss for the three and six months ended June 30, 1998 was $12,098,000 and $17,389,000, respectively, as compared to net income of $33,316,000 and $15,603,000 for the three and six months ended June 30, 1997.

      As of August 12, 1998, the closing price per share of Toys Common Stock as reported on the New York Stock Exchange Composite Tape was $20-1/8 per share. In applying a liquidation basis of accounting, the Liquidating Trust has given effect in its results of operations to fluctuations in the market price of its Toys Common Stock, and has recorded an unrealized loss on the Toys Common Stock for the three and six months ended June 30, 1998 of $13,747,000 and $17,867,000, respectively, as compared to an unrealized gain of $28,389,000 and $20,802,000 for the three and six months ended June 30, 1997. In addition, during the six months ended June 30, 1997, the Liquidating Trust sold an aggregate of 1,000,000 shares of Toys Common Stock for approximately $25.5 million. The Liquidating Trust realized a loss with respect to such sale of approximately $4,375,000.

      For the three and six months ended June 30, 1998, the Liquidating Trust incurred corporate overhead of $214,000 and $3,102,000, respectively, as compared to $1,557,000 and $8,686,000 for the three and six months ended June 30, 1997. Corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie including, but not limited to, costs and expenses that the Liquidating Trust has incurred as a result of Petrie Retail's failure to perform its obligations in connection with its bankruptcy filing, legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses. The decrease in corporate overhead charges during the three and six months ended June 30, 1998 is primarily due to a reduction in the Liquidating Trust's accrual for lease liability following the settlement and release of claims asserted by certain landlords, partially offset by relatively higher costs and expenses incurred by the Liquidating Trust during such periods related to Petrie Retail's failure to perform its obligations in connection with its bankruptcy filing, including amounts paid in connection with the claims made by IBM described above.

      During the three and six months ended June 30, 1998, the Liquidating Trust earned $1,863,000 and $3,719,000, respectively, in investment income as compared to $2,325,000 and $4,233,000 earned during the three and six months ended June 30, 1997. The decrease in investment income for the three and six month periods ended June 30, 1998 is primarily due to a reduced amount of funds available for investment and lower prevailing interest rates during such periods.

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

      As of August 12, 1998, the Liquidating Trust's 4,055,576 shares of Toys Common Stock had a value of approximately $103 million, based upon (i) a closing price per share of $20-1/8 as reported on the New York Stock Exchange Composite Tape on such date with respect to 2,055,576 shares of Toys Common Stock held by the Liquidating Trust and (ii) the Put Price with respect to 2,000,000 shares of Toys Common Stock held by the Liquidating Trust which are subject to the Master Agreement. During the fifty-two weeks prior to August 12, 1998, the price per share of Toys Common Stock has fluctuated from a high of $37-1/8 to a low of $20-1/8. No assurance can be given as to the future market prices of Toys Common Stock.

      As of August 12, 1998, the Liquidating Trust had approximately $128 million in cash, cash equivalents and investments in U.S. Treasury obligations (including those held in escrow). The Liquidating Trust believes that it has sufficient liquid funds available to satisfy the foreseeable liabilities of the Liquidating Trust (including, without limitation, costs and expenses related to the administration of the Liquidating Trust such as legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses). To the extent that the Liquidating Trust's liquid funds are insufficient to satisfy such liabilities, however, the Liquidating Trust will sell some or all (subject to the provisions of agreements entered into with third parties) of the remaining shares of Toys Common Stock that it holds. In addition, the Liquidating Trust also has available approximately $55 million under the Secured Term Note facility with CIBC. The Liquidating Trust has not made any liquidating distributions since its establishment. The Liquidating Trustees have determined not to approve any further distributions of cash or shares of Toys Common Stock to holders of Units of Beneficial Interest until the status of the Liquidating Trust's contingent liabilities is clarified. See "--Contingent Liabilities."

CONTINGENT LIABILITIES

      As more fully described in Item 1 of Part I, the Liquidating Trust, as successor to Petrie, has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to (i) guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof has assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale to the extent that Petrie Retail fails to perform; and (ii) Petrie's agreement with Petrie Retail to indemnify it for certain liabilities relating to Petrie Retail's withdrawal from the United Auto Workers District 65 Security Plan Pension Fund. At June 30, 1998, the Liquidating Trust, as successor to Petrie, had accrued approximately $45 million for contingent liabilities. As the scope of these liabilities becomes better defined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions. See Notes to Financial Statements.

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




                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      LaSalle National Trust, N.A., et al. v. Petrie Stores Corporation et al. As previously disclosed, on or about January 30, 1997, a complaint was filed in the New York State Supreme Court, alleging that Petrie and the Liquidating Trust breached nine lease guarantees. The plaintiffs alleged that the defendants were liable for amounts with respect to the nine leases, including rent and other charges relating to two guaranteed leases which were rejected by their tenants in connection with Petrie Retail's bankruptcy case and seven guaranteed leases which were not rejected. On June 18,1998, the Liquidating Trust paid the plaintiffs approximately $1.4 million in full settlement of claims made through the date of settlement. The Liquidating Trust has agreed to pay the plaintiffs additional amounts for rent and other charges under the leases as they become due and are not paid.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   LIST OF EXHIBITS

            Exhibit 27 -- Financial Data Schedule

      (b)   REPORTS ON FORM 8-K

            None



                                 SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                              PETRIE STORES LIQUIDATING TRUST


Dated: August 14, 1998        By  /s/ Stephanie R. Joseph
                                 -------------------------------------
                                 Stephanie R. Joseph
                                 Manager and Chief Executive Officer


Dated: August 14 , 1998       By   /s/ H. Bartlett Brown
                                 -------------------------------------
                                 H. Bartlett Brown
                                 Assistant Manager and Chief Financial
                                    Officer