Form 10-Q
period 1998-09-30
PETRIE STORES LIQUIDATING TRUST
filed 1998-11-16
CIK 77808

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                              ---------------

                                 FORM 10-Q
                              QUARTERLY REPORT
                   PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                              ---------------

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of November 12, 1998, there were 52,350,238 Units of Beneficial
Interest outstanding.





                      PETRIE STORES LIQUIDATING TRUST

                             INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION
                                                                       Page
                                                                       ----
Item 1.  Financial Statements
         Statements of Net Assets in Liquidation -
            September 30, 1998(Unaudited) and December 31, 1997......... 2
         Statements of Changes in Net Assets in Liquidation
            (Unaudited) - For the Three and Nine Months Ended
            September 30, 1998 and 1997................................. 3
         Notes to Financial Statements.................................. 4

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................11

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings............................................16
Item 6.   Exhibits and Reports on Form 8-K.............................16





                      PETRIE STORES LIQUIDATING TRUST

                  STATEMENTS OF NET ASSETS IN LIQUIDATION

                               (IN THOUSANDS)


                                             SEPTEMBER 30, 1998   DECEMBER 31,
                                                 (UNAUDITED)          1997
                                             ------------------   ------------
ASSETS
Cash and cash equivalents....................     $      13        $     399
U.S. Treasury Obligations....................        91,135           98,189
U.S. Treasury Obligations held in escrow.....        37,500           37,500
Investments in common stock (including
   3,493,450 shares of Toys "R" Us
   common stock held in escrow)..............        94,727          127,497
                                                  ---------        ---------
Total assets.................................       223,375          263,585


LIABILITIES
Accrued expenses and other liabilities.......        41,644           50,960

Commitments and contingencies
                                                  ---------        ---------
Net assets in liquidation....................     $ 181,731        $ 212,625
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





                           PETRIE STORES LIQUIDATING TRUST
                       (SUCCESSOR TO PETRIE STORES CORPORATION)

                  STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                     (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                   THREE MONTHS    THREE MONTHS     NINE MONTHS    NINE MONTHS
                                      ENDED            ENDED           ENDED          ENDED
                                   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                       1998            1997            1998            1997
                                   -------------   -------------   -------------   -------------
Net assets in liquidation
  at beginning of period ........    $ 195,236       $ 238,932       $ 212,625       $ 223,329
Investment income ...............        1,762           1,910           5,481           6,143
Corporate overhead ..............         (364)         (8,518)         (3,466)        (17,204)
Income tax refund ...............                          101                           4,066
Net realized and unrealized
  gain (loss) on investments.....      (14,903)          1,774         (32,909)         17,865
                                     ---------       ---------       ---------       ---------

Net income (loss) for the
  period ........................      (13,505)         (4,733)        (30,894)         10,870
                                     ---------       ---------       ---------       ---------
Net assets in liquidation
  at end of period ..............    $ 181,731       $ 234,199       $ 181,731       $ 234,199
                                     =========       =========       =========       =========

Net income (loss) per unit ......    ($    .26)      ($    .09)      ($    .59)      $     .21
                                     =========       =========       =========       =========

Weighted average number
  of units ......................       52,350          52,350          52,350          52,350
                                     =========       =========       =========       =========

See accompanying notes.




                      PETRIE STORES LIQUIDATING TRUST

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                             SEPTEMBER 30, 1998


1.    INTERIM REPORTING

      The accompanying unaudited financial statements of Petrie Stores Liquidating Trust (the "Liquidating Trust") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Liquidating Trust, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, reference is made to the financial statements and footnotes thereto included in the Liquidating Trust's Annual Report on Form 10-K for the year ended December 31, 1997.

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

      Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year. A liquidation basis of accounting was implemented as of January 28, 1995. The statements of net assets in liquidation at September 30, 1998 and December 31, 1997 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

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

3.    INVESTMENTS IN COMMON STOCK

      At September 30, 1998, the Liquidating Trust's investments in common stock consisted of 4,055,576 shares of common stock of Toys "R" Us, which operates a chain of specialty retail stores principally engaged in the sale of toys and children's clothing in the United States and abroad. While the shares of Toys Common Stock held by the Liquidating Trust generally are carried at market value, at September 30, 1998, 2,000,000 of such shares (which are subject to the terms of the Master Agreement described below) were carried at the Put Price (as defined below) because the market value of Toys Common Stock on September 30, 1998 was below the Put Price.

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

      In connection with the Master Agreement, the Liquidating Trust and CIBC have also entered into the Secured Term Note, which provides for CIBC to make available to the Liquidating Trust a loan facility permitting borrowings of up to $55,000,000. This facility, if drawn upon, will mature on December 3, 1999 and will bear interest at a floating rate equal to the three-month LIBOR rate plus 0.35%, which rate will be reset quarterly. Interest on any borrowings under the Secured Term Note is compounded and payable quarterly and on the maturity date. As discussed above, the Secured Term Note is secured by 2,000,000 shares of Toys Common Stock. There was no principal outstanding under the Secured Term Note at September 30, 1998.

      As previously disclosed, at various times between January 23, 1997 and February 5, 1997, the Liquidating Trust sold an aggregate of 1,000,000 shares of Toys Common Stock for approximately $25.5 million in proceeds.

      The price per share of Toys Common Stock, as reported on the New York Stock Exchange Composite Tape, decreased from $31-7/16 per share at December 31, 1997 to $30-1/8 per share at March 31, 1998, then further decreased to $23-7/16 per share at June 30, 1998 and then further decreased to $16-3/16 per share at September 30, 1998. As of November 12, 1998, the price per share of Toys Common Stock was $19-13/16.

4.    COMMITMENTS AND CONTINGENCIES

      As successor to Petrie, the Liquidating Trust has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to (i) guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof has assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail fails to perform; and (ii) Petrie's agreement with Petrie Retail to indemnify it for certain liabilities relating to the funding of, and Petrie Retail's withdrawal from, the United Auto Workers District 65 Security Plan Pension Fund (the "Multiemployer Plan"). The Liquidating Trust accrues liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters. At September 30, 1998 and December 31, 1997, the Liquidating Trust, as successor to Petrie, had accrued approximately $40 million and $49 million, respectively, for contingent liabilities. As the scope of these liabilities becomes better defined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

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

      On December 23, 1997, the Liquidating Trust filed over 110 claims in the Bankruptcy Court against Petrie Retail and certain of its affiliates with respect to an aggregate of approximately $14 million in payments which had then been made by the Liquidating Trust as a result of the failure by Petrie Retail or an affiliate thereof to perform or pay certain of the Assumed Obligations. The Liquidating Trust has since amended these claims to assert fixed claims representing a total of approximately $16.9 million against Petrie Retail's estate. The Liquidating Trust also filed approximately 600 additional claims in the Bankruptcy Court against Petrie Retail and certain of its affiliates with respect to payments which the Liquidating Trust might in the future be required to make as a result of the failure by Petrie Retail or its affiliates to perform or pay Assumed Obligations. With respect to its claims against Petrie Retail and its affiliates, the Liquidating Trust's status is that of an unsecured creditor. In a disclosure statement approved by the Bankruptcy Court in connection with Petrie Retail's proposed plan of reorganization (described below), Petrie Retail estimated that its unsecured creditors would receive a distribution amounting to 0-4% of their claims. There can be no assurance as to the timing or probability of the collection of the Liquidating Trust's claims against Petrie Retail or any of its affiliates or the amount of the payments, if any, that Petrie Retail and its affiliates will make to creditors asserting unsecured claims. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from Petrie Retail and its affiliates.

      On April 10, 1998, PS Stores, the parent of Petrie Retail, filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court. On August 7, 1998, the Liquidating Trust filed claims in the Bankruptcy Court against PS Stores substantially similar to those filed against Petrie Retail. According to a disclosure statement approved by the Bankruptcy Court in connection with PS Stores' proposed plan of reorganization, PS Stores has only $245,000, or approximately $0.002 for every $1.00 in claims, to distribute to its unsecured creditors. There can be no assurance as to the timing or probability of the collection of any claims against PS Stores or the amount of the payments, if any, that PS Stores will make to creditors asserting unsecured claims. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from PS Stores.

      Since filing its petition for bankruptcy protection, Petrie Retail has (according to its filings with the Bankruptcy Court) closed more than 1130 of the roughly 1600 stores it operated prior to filing the petition, including approximately 235 stores closed since January 1, 1998. According to such filings, of the more than 1130 closed stores, approximately 700 relate to rejected leases, approximately 100 relate to leases that were assigned to third party retailers and the remainder of the leases generally have expired or were terminated by mutual landlord and tenant consent. After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains a guarantor of approximately 74 of the rejected leases, and its aggregate guarantee liability with respect to these leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, is approximately $33 million, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at September 30, 1998. Additionally, subject to the same assumptions set forth in the preceding sentence, the Liquidating Trust, as successor to Petrie, remains a guarantor of approximately 24 of the leases that were assigned to third party retailers, and its aggregate guarantee liability with respect to these leases is approximately $8 million.

      According to Petrie Retail's filings with the Bankruptcy Court, Petrie Retail has disposed of, through liquidation or sale, substantial portions of its remaining operations. In this regard, Petrie Retail has assigned or rejected all store leases relating to its Winkelman Stores Incorporated division and has sold its G&G Shops Inc. division, which operated over 410 stores, to an investor group led by Pegasus Partners, L.P. and certain executives of the G&G Shops Inc. division. Petrie Retail continues to operate and pay rent with respect to its headquarters building located at 150 Meadowlands Parkway in Secaucus, New Jersey but has not disclosed its intended plans with respect to such building in its filings with the Bankruptcy Court.

      According to Petrie Retail's filings with the Bankruptcy Court, Petrie Retail is now operating approximately 100 stores and intends to continue to operate such stores as part of a proposed plan of reorganization filed by Petrie Retail and Warburg Pincus Ventures, L.P. with the Bankruptcy Court on August 6, 1998. A Bankruptcy Court hearing on the confirmation of the proposed plan of reorganization is currently scheduled for December 4, 1998. No assurance can be given that Petrie Retail will consummate its proposed plan of reorganization or any of the other transactions referred to in its filings with the Bankruptcy Court. Additionally, no assurance can be given that Petrie Retail or any third party who purchases any of the assets or operations of Petrie Retail will not close additional stores or as to the number of additional stores to be closed by Petrie Retail or a third party with respect to which the Liquidating Trust has guarantor liability. If Petrie Retail were to close every store and its 150 Meadowlands Parkway headquarters building for which the Liquidating Trust believes it has liability as a lease guarantor (giving effect to all the lease guarantee releases executed by landlords) and every store for which the Liquidating Trust disputes its guarantor liability (as more fully discussed in the following paragraph), assuming that no mitigation or defense were successful, the Liquidating Trust's theoretical exposure relating to such leases, without giving effect to any present value discount, would be approximately $57 million. Such exposure includes the approximately $33 million in aggregate liability related to the rejected store leases described above and the $8 million in aggregate liability related to the assigned store leases described above. With respect to the approximately $16 million of potential liability relating to leases that have not yet expired or been assigned, rejected or terminated, approximately $4 million relates to Petrie Retail's former G&G Shops Inc. division, approximately $3 million relates to Petrie Retail's remaining headquarters building lease and approximately $9 million relates to Petrie Retail's other store leases. Of the $16 million in potential liability, less than $1 million is due in the remainder of the year ending December 31, 1998, approximately $4 million is due in 1999, approximately $4 million is due in 2000 and approximately $8 million is due thereafter.

      The Liquidating Trust, on the one hand, and Petrie Retail and its affiliates, on the other, are in dispute as to whether the Liquidating Trust, as successor to Petrie, or Petrie Retail and its affiliates are responsible as guarantor of 43 leases. The Liquidating Trust has settled its liability with the landlords (without prejudice to the Liquidating Trust's right to assert claims against Petrie Retail and its affiliates) with respect to 23 of these leases. The following amounts, which have been calculated using the same assumptions set forth above and without giving effect to any present value discount, have been included in the Liquidating Trust's lease liability calculations in the preceding paragraphs with respect to the disputed leases which have not yet been settled: (i) the $33 million in liability with respect to rejected leases includes $9 million in guarantee liability relating to the disputed leases; (ii) the $8 million in liability with respect to assigned leases includes $1 million in guarantee liability relating to the disputed leases and (iii) the $57 million in maximum theoretical exposure includes $14 million relating to the disputed leases.

      As previously disclosed, landlords under leases relating to 135 stores operated by Petrie Retail or an affiliate thereof have alleged in a complaint that the Liquidating Trust, as successor to Petrie, has liability as a guarantor of certain leases notwithstanding Petrie's receipt from these landlords of releases of guarantees with respect to substantially all of such leases. Without giving effect to any present value discount, but after giving effect to rental payments made by Petrie Retail since the complaints were filed and assuming that all of the 135 stores which are the subject of these landlords' claims are closed and that the landlord in each case is unable to mitigate its damages, the Liquidating Trust estimates that such alleged guarantor liability currently represents approximately $57 million in lease payments. The Liquidating Trust believes it has substantial legal defenses to the landlords' claims and is vigorously contesting such claims. While a decision by a court in favor of such landlords could have a material adverse effect on the Liquidating Trust's liquidity and financial condition, based on available information and developments to date, the Liquidating Trust believes that such an outcome is unlikely.

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

      As previously disclosed, on October 23, 1995, Petrie Retail notified three former executives of Petrie that, as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of the retail operations. On April 25, 1996, the Liquidating Trust entered into settlement agreements with two of the former executives and on January 27, 1997 entered into a settlement agreement with the estate of the third executive. Pursuant to such settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under respective agreements with Petrie. The total cost of these settlements to the Liquidating Trust was approximately $3.2 million, of which approximately $565,000 (relating to certain unfunded pension obligations) remained unpaid and was included in the Liquidating Trust's accrued expenses and other liabilities at September 30, 1998.

      As previously disclosed, effective January 31, 1995, Petrie Retail withdrew from the Multiemployer Plan. Due to the Multiemployer Plan's underfunded status, Petrie Retail and its affiliates have incurred withdrawal liability under the Employee Retirement Income Security Act of 1974, as amended. By letter dated May 30, 1996, the Multiemployer Plan assessed withdrawal liability against Petrie Retail in the amount of approximately $9.4 million plus interest, to be paid in quarterly installments of approximately $317,000 commencing August 1, 1996 through and including August 1, 2006, with a final payment of approximately $18,000 due November 1, 2006. In addition, the Multiemployer Plan assessed liability against Petrie Retail of approximately $2 million attributable to the Multiemployer Plan's failure to meet certain Internal Revenue Code minimum funding standards, which amount was payable on August 1, 1996. Furthermore, as a result of a mass withdrawal by contributing employers from the Multiemployer Plan, the Multiemployer Plan has assessed additional liability of approximately $11.2 million against Petrie Retail. To the knowledge of the Liquidating Trust, Petrie Retail has not made any payments with respect to such liabilities. Pursuant to the Retail Operations Stock Purchase Agreement, Petrie Retail and its affiliates are responsible for payment of the first $10 million in withdrawal and related liabilities and are entitled to be reimbursed by the Liquidating Trust, as successor to Petrie, for 75% of the next $50 million paid by Petrie Retail and its affiliates in respect of such liabilities. It is unclear what effect, if any, Petrie Retail's or PS Stores' bankruptcy filings may have upon the timing and amount of any payments the Liquidating Trust may be required to make under the Retail Operations Stock Purchase Agreement with respect to the Multiemployer Plan, but in no event will the Liquidating Trust's maximum contractual liability be increased as a result of Petrie Retail's or PS Stores' bankruptcy filings.

      On or about September 25, 1998, the Internal Revenue Service issued an examination report asserting that "Petrie Stores, Inc." is liable for excise taxes and penalties of approximately $192,000 relating to the Multiemployer Plan's funding deficiencies for the three plan years ended January 31, 1993, 1994 and 1995. The Liquidating Trust is currently engaged in discussions with the Internal Revenue Service regarding the examination report and has not yet determined what liability, if any, the Liquidating Trust may have with respect thereto.

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

      As previously disclosed, Petrie sold its retail operations to PS Stores on December 9, 1994, and on January 24, 1995 (the date on which Petrie's shareholders approved the Plan of Liquidation), Petrie commenced its liquidation. As a result, effective January 28, 1995, Petrie changed its basis of accounting from a going-concern basis to a liquidation basis. During the nine months ended September 30, 1998 and 1997, the Liquidating Trust's activities have been limited to continuing Petrie's liquidation in furtherance of the Plan of Liquidation. Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year.

RESULTS OF OPERATIONS

      The Liquidating Trust's net loss for the three and nine months ended September 30, 1998 was $13,505,000 and $30,894,000, respectively, as compared to a net loss of $4,733,000 for the three months ended September 30, 1997 and net income of $10,870,000 for the nine months ended September 30, 1997.

      As of November 12, 1998, the closing price per share of Toys Common Stock as reported on the New York Stock Exchange Composite Tape was $19-13/16 per share. In applying a liquidation basis of accounting, the Liquidating Trust has given effect in its results of operations to fluctuations in the market price of its Toys Common Stock, and has recorded an unrealized loss on the Toys Common Stock for the three and nine months ended September 30, 1998 of $14,903,000 and $32,770,000, respectively, as compared to a net unrealized gain of $1,774,000 and $22,240,000 for the three and nine months ended September 30, 1997. In addition, during the nine months ended September 30, 1997, the Liquidating Trust sold an aggregate of 1,000,000 shares of Toys Common Stock for approximately $25.5 million. The Liquidating Trust realized a loss with respect to such sale of approximately $4,375,000.

      For the three and nine months ended September 30, 1998, the Liquidating Trust incurred corporate overhead of $364,000 and $3,466,000, respectively, as compared to $8,518,000 and $17,204,000 for the three and nine months ended September 30, 1997. Corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie including, but not limited to, costs and expenses that the Liquidating Trust has incurred as a result of Petrie Retail's failure to perform its obligations in connection with its bankruptcy filing, legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses. The decrease in corporate overhead for the three and nine months ended September 30, 1998 is due primarily to the fact that corporate overhead for the three and nine months ended September 30, 1997 included the Liquidating Trust's provision of additional amounts for its lease guarantor liability following the announcement by Petrie Retail of a significant number of store closings during such periods, while no similar provision was required to be made during 1998.

      During the three and nine months ended September 30, 1998, the Liquidating Trust earned investment income of $1,762,000 and $5,481,000, respectively, as compared to $1,910,000 and $6,143,000 earned during the three and nine months ended September 30, 1997. The decrease in investment income for the three and nine month periods ended September 30, 1998 is due to a reduced amount of funds available for investment and lower prevailing interest rates during such periods.

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

      As of November 12, 1998, the Liquidating Trust's 4,055,576 shares of Toys Common Stock had a value of approximately $102.2 million, based upon
(i) a closing price per share of $19-13/16 as reported on the New York Stock Exchange Composite Tape on such date with respect to 2,055,576 shares of Toys Common Stock held by the Liquidating Trust and (ii) the Put Price with respect to 2,000,000 shares of Toys Common Stock held by the Liquidating Trust which are subject to the Master Agreement. During the fifty-two weeks prior to November 12, 1998, the price per share of Toys Common Stock has fluctuated from a high of $35-7/16 to a low of $15-5/8. No assurance can be given as to the future market prices of Toys Common Stock.

      As of November 12, 1998, the Liquidating Trust had approximately $129 million in cash, cash equivalents and investments in U.S. Treasury obligations (including those held in escrow). The Liquidating Trust believes that it has sufficient liquid funds available to satisfy the foreseeable liabilities of the Liquidating Trust (including, without limitation, costs and expenses related to the administration of the Liquidating Trust such as legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses). To the extent that the Liquidating Trust's liquid funds are insufficient to satisfy such liabilities, however, the Liquidating Trust will sell some or all (subject to the provisions of agreements entered into with third parties) of the remaining shares of Toys Common Stock that it holds. In addition, the Liquidating Trust also has available approximately $55 million under the Secured Term Note facility with CIBC. The Liquidating Trust has not made any liquidating distributions since its establishment. The Liquidating Trustees have determined not to approve any further distributions of cash or shares of Toys Common Stock to holders of Units of Beneficial Interest until the status of the Liquidating Trust's contingent liabilities is clarified. See "--Contingent Liabilities."

CONTINGENT LIABILITIES

      As more fully described in Item 1 of Part I, the Liquidating Trust, as successor to Petrie, has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to (i) guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof has assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale to the extent that Petrie Retail fails to perform; and (ii) Petrie's agreement with Petrie Retail to indemnify it for certain liabilities relating to Petrie Retail's withdrawal from the United Auto Workers District 65 Security Plan Pension Fund. At September 30, 1998, the Liquidating Trust, as successor to Petrie, had accrued approximately $40 million for contingent liabilities. As the scope of these liabilities becomes better defined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions. See Notes to Financial Statements.

YEAR 2000

      The Liquidating Trust's principal information technology software package is compliant with respect to year 2000 issues. In addition, according to the public filings of Toys "R" Us and information provided to the Liquidating Trust by Petrie Retail, the computer systems of Toys "R" Us and Petrie Retail will be year 2000 compliant on a timely basis and, as a result, year 2000 issues are not expected to have a material adverse effect on Toys "R" Us or Petrie Retail. Based on the foregoing, the Liquidating Trust believes that year 2000 issues will not pose significant problems for, or result in the imposition of material costs on, the Liquidating Trust. If, however, all year 2000 issues are not properly identified or effectively remedied, there can be no assurance that year 2000 issues will not have a material adverse effect on the Liquidating Trust. Additionally, there can be no assurance that the impact of year 2000 issues on other entities will not have a material adverse effect on the Liquidating Trust.

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

      (8) The costs and other effects of other legal and administrative cases and proceedings, settlements and claims relating to the Liquidating Trust's contingent liabilities; and

      (9) The failure of the Liquidating Trust, Toys "R" Us, Petrie Retail or other third parties on whom the Liquidating Trust's financial condition and results of operations are dependent to properly identify and effectively remedy on a timely basis all year 2000 issues affecting their operations.



                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      See the discussion contained in the Notes to Financial Statements in
Part I, Item 1 of this Quarterly Report.


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


                              PETRIE STORES LIQUIDATING TRUST


Dated: November 16, 1998      By /s/ Stephanie R. Joseph
                                ------------------------------------------
                                     Stephanie R. Joseph
                                     Manager and Chief Executive Officer


Dated: November 16, 1998      By /s/ H. Bartlett Brown
                                -------------------------------------------
                                     H. Bartlett Brown
                                     Assistant Manager and Chief Financial
                                        Officer