Form 10-K405
period 1998-12-31
PETRIE STORES LIQUIDATING TRUST
filed 1999-04-01
CIK 77808

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                      ----------------------------------
                                  FORM 10-K
                                ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      ----------------------------------
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998      COMMISSION FILE NUMBER:  0-3777
                      ----------------------------------
                         PETRIE STORES LIQUIDATING TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                NEW YORK                             22-6679945
     (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

                      ----------------------------------
                           201 ROUTE 17, SUITE 300
                         RUTHERFORD, NEW JERSEY 07070
                                (201) 635-9637
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
         INCLUDING ZIP CODE AND TELEPHONE NUMBER INCLUDING AREA CODE)
                      ----------------------------------
                           150 MEADOWLANDS PARKWAY
                         SEACAUCUS, NEW JERSEY 07094
                       (FORMER NAME, FORMER ADDRESS AND
                        FISCAL YEAR, IF CHANGED SINCE
                                 LAST REPORT)

               NONE                              UNITS OF BENEFICIAL INTEREST
(SECURITIES REGISTERED PURSUANT TO            (SECURITIES REGISTERED PURSUANT TO
    SECTION 12(B) OF THE ACT)                     SECTION 12(G) OF THE ACT)

                            ------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. YES /x/            NO / /

     As of March 26, 1999, the most recent practicable date prior to the printing of this report, there were 52,350,238 Units of Beneficial Interest outstanding; and the aggregate market value of the Units of Beneficial Interest held by non-affiliates was $52,566,898, based upon the average of the bid and asked prices on March 26, 1999 of $2.171875 per Unit of Beneficial Interest (as quoted on the OTC Bulletin Board). For purposes of this calculation, the Liquidating Trust has assumed that HBK Investments L.P., HBK Finance L.P. and
T. Rowe Price Associates, Inc. are not affiliates of the Liquidating Trust.

     Documents Incorporated by Reference:

     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

  PART I
       Item 1.     Business....................................................................................     2
       Item 2.     Properties..................................................................................     4
       Item 3.     Legal Proceedings...........................................................................     4
       Item 4.     Submission of Matters to a Vote of Security Holders.........................................     4

  PART II
       Item 5.     Market for the Registrant's Common Equity and Related Security Holder Matters...............     5
       Item 6.     Selected Financial Data.....................................................................     6
       Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......     7
       Item 7A.    Quantitative and Qualitative Disclosures of Market Risk.....................................    15
       Item 8.     Financial Statements and Supplementary Data.................................................    15
       Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........    15

  PART III
       Item 10.    Directors and Executive Officers of the Registrant..........................................    16
       Item 11.    Executive Compensation......................................................................    17
       Item 12.    Security Ownership of Certain Beneficial Owners and Management..............................    18
       Item 13.    Certain Relationships and Related Transactions..............................................    19

  PART IV
       Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................    20

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

     During its fiscal year ended January 28, 1995, Petrie undertook a reorganization of its operations in order to separate its investment in Toys "R" Us, Inc. ("Toys "R" Us") from its retail operations and distribute its shares of Toys "R" Us common stock, par value $.01 per share ("Toys Common Stock"), to Petrie's shareholders without the incurrence of any significant federal income tax by Petrie or its shareholders. In connection with such reorganization, on December 9, 1994, Petrie completed the sale (the "Sale") to PS Stores Acquisition Corp. ("PS Stores") of all of the stock of Petrie's former subsidiary, Petrie Retail, Inc. ("Petrie Retail"), which then owned all of Petrie's retail operations, for $190 million in cash plus the assumption of certain of Petrie's liabilities. The Sale was consummated pursuant to a Stock Purchase Agreement, dated as of August 23, 1994 and amended as of November 3, 1994, between Petrie and WP Investors, Inc., an affiliate of E.M. Warburg, Pincus & Co., Inc. (the "Retail Operations Stock Purchase Agreement").

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

     Petrie had also placed 3,200,082 shares of Toys Common Stock in a collateral account (the "Collateral Account") pursuant to the terms of an Amended and Restated Cash Collateral and Pledge Agreement, dated as of December 9, 1994 and amended as of January 24, 1995, among Petrie, PS Stores, certain subsidiaries of PS Stores, and Custodial Trust Company, as Collateral Agent (the "Amended and Restated Cash Collateral Agreement"). On December 19, 1995, the Amended and Restated Cash Collateral Agreement was further amended and restated and, pursuant thereto, the 3,200,082 shares of Toys Common Stock held in the Collateral Account were released to Petrie in exchange for Petrie's deposit of $67.5 million in U.S. Treasury obligations in the Collateral Account. In connection with the settlement of a dispute with the Internal Revenue Service (the "IRS"), approximately $32 million in U.S. Treasury obligations held in the Collateral Account were transferred to the Liquidating Trust on May 20, 1997, and the Liquidating Trust is currently required to maintain at least $37.5 million in the Collateral Account. The U.S. Treasury obligations held in the Collateral Account pursuant to the Amended and Restated Cash Collateral Agreement secure the obligation of the Liquidating Trust, as successor to Petrie, to indemnify PS Stores for certain liabilities relating to Petrie Retail's withdrawal from a multiemployer pension plan. See Item 7 and Notes to Financial Statements.

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

     The principal executive offices of the Liquidating Trust are located at 201 Route 17, Suite 300, Rutherford, New Jersey 07070 (telephone (201) 635-9637).

EMPLOYEES

     The Liquidating Trust has two part-time employees, Stephanie R. Joseph and
H. Bartlett Brown. Ms. Joseph serves as Manager and Chief Executive Officer of the Liquidating Trust. Mr. Brown serves as Assistant Manager and Chief Financial Officer of the Liquidating Trust.

ITEM 2. PROPERTIES.

     Other than the Liquidating Trust's principal executive offices, the Liquidating Trust neither owns nor leases any real property.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS.

UNITS OF BENEFICIAL INTEREST

     Since January 23, 1996, the Units of Beneficial Interest have been quoted on the OTC Bulletin Board under the symbol "PSTLS." The high and low closing prices per Unit of Beneficial Interest are shown below:

                                                                                  HIGH      LOW
                                                                                  ----      ---
Year Ended December 31, 1997:
  First quarter (ended March 31, 1997).........................................    $2 15/16 $ 2 1/4
  Second quarter (ended June 30, 1997).........................................     3 3/16    2 3/4
  Third quarter (ended September 30, 1997).....................................     3 5/32    3 5/8
  Fourth quarter (ended December 31, 1997).....................................     3 25/64   2 31/32

Year Ended December 31, 1998:
  First quarter (ended March 31, 1998).........................................     3 3/16    2 31/32
  Second quarter (ended June 30, 1998).........................................     3 1/4     2 49/64
  Third quarter (ended September 30, 1998).....................................     2 55/64   2 7/32
  Fourth quarter (ended December 31, 1998).....................................     2 25/64   1 3/4

Year Ending December 31, 1999:
  First quarter (through March 26, 1999).......................................     2 1/4     2 1/16

     As of March 26, 1999, the most recent practicable date prior to the printing of this report, there were approximately 2,880 holders of record of Units of Beneficial Interest. The Liquidating Trust has not made any liquidating distributions since its establishment on January 22, 1996. The Liquidating Trustees have determined not to approve any liquidating distributions of cash or Toys Common Stock to holders of Units of Beneficial Interest until the status of the Liquidating Trust's contingent liabilities is clarified.

ITEM 6. SELECTED FINANCIAL DATA.

     Set forth below are selected consolidated financial data of the Liquidating Trust (which includes financial data of Petrie) as of and for the years ended December 31, 1998 and December 31, 1997, the periods ended December 31, 1996 and January 22, 1996, and the fiscal year ended January 28, 1995. For financial statement presentation purposes, a liquidation basis of accounting was implemented as of, and for periods subsequent to, January 28, 1995. Operating results and financial data for the fiscal year ended January 28, 1995 are presented on a going-concern basis.

                                                                                    PERIOD ENDED            FISCAL YEAR
                                            YEAR ENDED      YEAR ENDED      ----------------------------       ENDED
                                            DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    JANUARY 22,     JANUARY 28,
                                             1998(3)         1997(3)         1996(3)        1996(2)(3)        1995(1)
                                            ------------    ------------    ------------    ------------    -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE OR PER UNIT AMOUNTS)
Corporate overhead.......................     $ (3,710)       $(24,717)       $(30,304)      $  (25,321)    $      (430)
Income tax refund........................           --           4,066              --               --              --
Interest expense.........................           --              --              --               --          (8,605)
Investment income........................        7,165           8,164           6,467            1,793           1,293
Net realized and unrealized gain (loss)
  on investments.........................      (31,367)          1,783          44,572         (244,583)             --
                                              --------        --------        --------       ----------     -----------
Income (loss) from continuing operations
  before income tax benefit..............      (27,912)        (10,704)         20,735         (268,111)         (7,742)
                                              --------        --------        --------       ----------     -----------
Income (loss) from continuing
  operations.............................      (27,912)        (10,704)         20,735         (154,277)         (6,628)
Loss from discontinued operations, net of
  income taxes...........................           --              --              --               --        (410,027)
                                              --------        --------        --------       ----------     -----------
  Net income (loss)......................     $(27,912)       $(10,704)       $ 20,735       $ (154,277)    $  (416,655)
                                              =========       ========        ========       ==========     ===========
Income (loss) per unit:
  Income (loss) from continuing
     operations..........................     $  (0.53)       $  (0.20)       $   0.40       $    (2.95)    $      (.14)
  Loss from discontinued operations......           --              --              --               --           (8.61)
                                              --------        --------        --------       ----------     -----------
     Net income (loss)...................     $  (0.53)       $  (0.20)       $   0.40       $    (2.95)    $     (8.75)
                                              ========        ========        ========       ==========     ===========
Dividends per share or unit..............           --              --              --               --     $       .15
                                              ========        ========        ========       ==========     ===========
Weighted average number of units.........       52,350          52,350          52,350           52,350          47,600
                                              ========        ========        ========       ==========     ===========
Total assets.............................     $225,524        $263,585        $275,707       $  237,916     $ 1,274,147
                                              ========        ========        ========       ==========     ===========

------------------
(1) Effective December 9, 1994, Petrie sold its retail operations to PS Stores. Accordingly, the assets related to the retail operations are excluded from the total assets at January 28, 1995.

(2) Total assets at January 22, 1996 reflect Petrie's first and second liquidating distributions of 26,175,109 shares (including 1,391 shares of Toys Common Stock distributed to certain former shareholders of Winkelman Stores Incorporated (a former subsidiary of Petrie) in respect of their interests in the first distribution) on March 24, 1995 and 5,235,035 shares of Toys Common Stock on August 15, 1995, and the sales of (a) 610,700 shares of Toys Common Stock on May 26, 1995, (b) an aggregate of 3,000,000 shares of Toys Common Stock on October 25 and 26, 1995 and (c) an aggregate of 2,000,000 shares of Toys Common Stock from December 28, 1995 through
    January 4, 1996.

(3) Corporate overhead charges during the years ended December 31, 1998 and December 31, 1997 and the periods ended December 31, 1996 and January 22, 1996 relate primarily to accruals for costs and expenses related to Petrie Retail's bankruptcy. During the year ended December 31, 1998, the Liquidating Trust's total accrual for lease liabilities was reduced by approximately $2.0 million following the settlement and release of claims asserted by landlords, which reduction was offset by $2.3 million in accruals relating to other

                                              (Footnotes continued on next page)

(Footnotes continued from previous page) liabilities relating to Petrie Retail's bankruptcy. For the year ended December 31, 1997 and the periods ended December 31, 1996 and January 22, 1996, such overhead includes $18 million, $22 million and $15 million, respectively, relating to the liability of the Liquidating Trust, as successor to Petrie, as a guarantor of certain leases for which Petrie Retail or one of its affiliates has assumed liability and $3 million, $4 million and $5 million, respectively, relating to certain other liabilities related to Petrie Retail's bankruptcy. Corporate overhead also consists of other costs and expenses related to the liquidation and dissolution of Petrie, including, but not limited to, legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the Financial Statements and the Notes thereto of the Liquidating Trust, as successor to Petrie.

     As previously disclosed, Petrie sold its retail operations to PS Stores on December 9, 1994, and on January 24, 1995 (the date on which Petrie's shareholders approved the Plan of Liquidation), Petrie commenced its liquidation. As a result, effective January 28, 1995, Petrie changed its basis of accounting from a going-concern basis to a liquidation basis. During all periods since such date, the Liquidating Trust's activities have been limited to continuing Petrie's liquidation in furtherance of the Plan of Liquidation. For financial statement purposes, the Liquidating Trust is deemed to be the successor to Petrie, and the results of operations of Petrie are presented in the financial statements of the Liquidating Trust. Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year.

RESULTS OF OPERATIONS

  Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

     The Liquidating Trust's net loss for the year ended December 31, 1998 was $27,912,000, as compared to a net loss of $10,704,000 for the year ended December 31, 1997.

     In applying a liquidation basis of accounting, the Liquidating Trust, as successor to Petrie, has given effect in its results of operations to fluctuations in the market price of the Toys Common Stock held by it during the years ended December 31, 1998 and December 31, 1997. The market price per share of Toys Common Stock fluctuated during the year ended December 31, 1998 as follows:

                                                                    CLOSING
DATE                                                                PRICE
-----------------------------------------------------------------   -------
December 31, 1997................................................     $31 7/16
March 31, 1998...................................................      30 1/8
June 30, 1998....................................................      23 7/16
September 30, 1998...............................................      16 3/16
December 31, 1998................................................      16 15/16

     As of March 26, 1999, the most recent practicable date prior to the printing of this report, the closing price per share of Toys Common Stock, as reported on the New York Stock Exchange (the "NYSE") Composite Tape, was $17-5/8 per share. The Liquidating Trust has recorded an unrealized loss on the Toys Common Stock for the year ended December 31, 1998 of $31,228,000, as compared to an unrealized gain of $6,336,000 for the year ended December 31, 1997. In addition, at various times between January 23, 1997 and February 5, 1997, the Liquidating Trust sold an aggregate of 1,000,000 shares of Toys Common Stock for approximately $25.5 million. The Liquidating Trust realized a loss with respect to such sale of approximately $4,375,000 for the year ended December 31, 1997.

     For the year ended December 31, 1998, the Liquidating Trust, as successor to Petrie, incurred corporate overhead of $3,710,000 as compared to $24,717,000 for the year ended December 31, 1997. The Liquidating

Trust's corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie, including, but not limited to, costs and expenses that the Liquidating Trust incurred as a result of Petrie Retail's failure to perform its obligations in connection with its bankruptcy filing, legal fees, real estate advisory fees, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses. During the year ended December 31, 1998, the Liquidating Trust's total accrual for lease liabilities was reduced by approximately $2.0 million following the settlement and release of claims asserted by landlords, which reduction was offset by the Liquidating Trust's accrual of $2.3 million for other liabilities relating to Petrie Retail's bankruptcy. Included in corporate overhead for the year ended December 31, 1997 are accruals of approximately $18 million relating to the liability of the Liquidating Trust, as successor to Petrie, as a guarantor of certain leases under which Petrie Retail or one of its affiliates has failed to perform and an amount in respect of retrospective insurance premium adjustments of which approximately $1.5 million was paid in 1997. See Notes to Financial Statements.

     During the year ended December 31, 1998, the Liquidating Trust, as successor to Petrie, earned $7,165,000 in investment income, as compared to $8,164,000 earned during the year ended December 31, 1997. The decrease in investment income earned during the year ended December 31, 1998 is due to a reduced amount of funds available for investment and lower prevailing interest rates.

  Year Ended December 31, 1997 Compared to the Period Ended December 31, 1996

     The Liquidating Trust's net loss for the year ended December 31, 1997 was $10,704,000, as compared to net income of $20,735,000 for the period ended December 31, 1996.

     In applying a liquidation basis of accounting, the Liquidating Trust, as successor to Petrie, gave effect to fluctuations in the market price of the Toys Common Stock held by it during the year ended December 31, 1997 and the period ended December 31, 1996. The market price per share of Toys Common Stock fluctuated during the year ended December 31, 1997 as follows:

                                                                    CLOSING
DATE                                                                PRICE
-----------------------------------------------------------------   -------
December 31, 1996................................................     $29 7/8
March 31, 1997...................................................      28
June 30, 1997....................................................      35
September 30, 1997...............................................      35 7/16
December 31, 1997................................................      31 7/16

     The Liquidating Trust recorded an unrealized gain on the Toys Common Stock for the year ended December 31, 1997 of $6,336,000, as compared to an unrealized gain of $44,236,000 for the period ended December 31, 1996. In addition, at various times between January 23, 1997 and February 5, 1997, the Liquidating Trust sold an aggregate of 1,000,000 shares of Toys Common Stock for approximately $25.5 million. The Liquidating Trust realized a loss with respect to such sale of approximately $4,375,000 for the year ended December 31, 1997.

     For the year ended December 31, 1997, the Liquidating Trust, as successor to Petrie, incurred corporate overhead of $24,717,000 as compared to $30,304,000 for the period ended December 31, 1996. The Liquidating Trust's corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie, including, but not limited to, costs and expenses that the Liquidating Trust incurred as a result of Petrie Retail's failure to perform its obligations in connection with its bankruptcy filing, legal fees, real estate advisory fees, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses. Included in corporate overhead for the year ended
December 31, 1997 are accruals of approximately $18 million relating to the liability of the Liquidating Trust, as successor to Petrie, as a guarantor of certain leases under which Petrie Retail or one of its affiliates has failed to perform and an amount in respect of retrospective insurance premium adjustments of which approximately $1.5 million was paid in 1997. Included in corporate overhead for the period from January 22, 1996 to December 31, 1996 were accruals of $22 million for the Liquidating Trust's liability as a guarantor of leases under which Petrie Retail or one of its affiliates has failed to perform and $4 million relating to certain other liabilities that the Liquidating Trust incurred in connection with Petrie Retail's bankruptcy filing. See Notes to Financial Statements.

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

     The Liquidating Trust has entered into the Master Agreement with CIBC to protect the Liquidating Trust against certain investment risks associated with 2,000,000 shares of Toys Common Stock held by the Liquidating Trust. Pursuant to the Master Agreement, if, on December 3, 1999 (the "Expiration Date"), the price of Toys Common Stock is below $30.7264, CIBC will be obligated to pay the Liquidating Trust the difference between the Put Price and the then prevailing price of Toys Common Stock, multiplied by 2,000,000. If, on the Expiration Date, the price of Toys Common Stock is above $47.1137, the Liquidating Trust will be obligated to pay CIBC the difference between the Call Price and the then prevailing market price of Toys Common Stock, multiplied by 2,000,000. Any payment required to be made by the Liquidating Trust under the Master Agreement may, at the option of the Liquidating Trust, be made in cash or Toys Common Stock. In the event that CIBC were to fail to perform its obligations under the Master Agreement, the Liquidating Trust would incur additional unrealized losses of approximately $27.6 million, based upon the market price of Toys Common Stock on December 31, 1998.

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

     As of March 26, 1999, the most recent practicable date prior to the printing of this report, the Liquidating Trust's 4,055,576 shares of Toys Common Stock had a value of approximately $97.7 million, based upon (i) a closing price per share of $17-5/8 as reported on the New York Stock Exchange Composite Tape on such date with respect to 2,055,576 shares of Toys Common Stock and (ii) the Put Price with respect to 2,000,000 shares of Toys Common Stock which are subject to the Master Agreement. During the fifty-two weeks prior to March 26, 1999, the price per share of Toys Common Stock has fluctuated from a high of $30-7/8 to a low of $13-5/8. No assurance can be given as to the future market prices of Toys Common Stock.

     As of March 26, 1999, the Liquidating Trust had approximately $129 million in cash, cash equivalents and investments in U.S. Treasury obligations (including those held in escrow). The Liquidating Trust believes that it has sufficient liquid funds available to satisfy the foreseeable liabilities of the Liquidating Trust (including, without limitation, costs and expenses related to the administration of the Liquidating Trust such as legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses). To the extent that the Liquidating Trust's liquid funds are insufficient to satisfy such liabilities, however, the Liquidating Trust will sell some or all (subject to the provisions of agreements entered into with third parties) of the remaining shares of Toys Common Stock that it holds. In addition, the Liquidating Trust also has available approximately $55 million under the Secured Term Note facility with CIBC. The Liquidating Trust has not made any liquidating distributions since its establishment. The Liquidating Trustees have determined not to approve any liquidating distributions of cash or shares of Toys Common Stock to holders of Units of Beneficial Interest until the status of the Liquidating Trust's contingent liabilities is clarified. See "--Contingent Liabilities."

  Contingent Liabilities

     As successor to Petrie, the Liquidating Trust has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to (i) guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail or its successor fails to perform; and (ii) Petrie's agreement with Petrie Retail to indemnify it for certain liabilities relating to the funding of, and Petrie Retail's withdrawal from, the United Auto Workers District 65 Security Plan Pension Fund (the "Multiemployer Plan"). The Liquidating Trust accrues liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters. At December 31, 1998 and December 31, 1997, the Liquidating Trust, as successor to Petrie, had accrued approximately $39 million and $49 million, respectively, for contingent liabilities. As the scope of these liabilities becomes better defined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

     Petrie Retail's Bankruptcy. On October 12, 1995, Petrie Retail filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). In connection with its filing for bankruptcy protection, Petrie Retail failed to perform or make payments with respect to certain of the Assumed Obligations, including, but not limited to, Assumed Obligations relating to store leases for which Petrie Retail or an affiliate thereof had assumed liability, state and federal taxes, employment agreements, insurance premiums and certain other claims and contractual obligations. Accordingly, the Liquidating Trust has been and may continue to be required to make payments in respect of certain of the Assumed Obligations.

     On December 23, 1997, the Liquidating Trust filed over 110 claims in the Bankruptcy Court against Petrie Retail and certain of its affiliates with respect to an aggregate of approximately $14 million in payments which had then been made by the Liquidating Trust as a result of the failure by Petrie Retail or an affiliate thereof to perform or pay certain of the Assumed Obligations. The Liquidating Trust subsequently amended certain of these claims such that it asserted fixed claims representing a total of approximately $16.1 million against Petrie Retail's estate. The Liquidating Trust also filed approximately 600 additional claims in the Bankruptcy Court against Petrie Retail and certain of its affiliates with respect to payments which the Liquidating Trust may in the future be required to make as a result of the failure by Petrie Retail or its affiliates to perform or pay Assumed Obligations. With respect to these claims, the Liquidating Trust's status is that of an unsecured creditor. There can be no assurance as to the timing or probability of the collection of these claims against Petrie Retail or any of its affiliates or the amount of the payments, if any, that Petrie Retail and its affiliates will make to creditors asserting unsecured claims. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from Petrie Retail and its affiliates.

     On April 10, 1998, PS Stores, the parent of Petrie Retail, filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court. On August 7, 1998, the Liquidating Trust filed claims in the Bankruptcy Court against PS Stores substantially similar to those filed against Petrie Retail. There can be no assurance as to the timing or probability of the collection of the Liquidating Trust's claims against PS Stores or the amount of the payments, if any, that PS Stores will make to creditors asserting unsecured claims. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from PS Stores and its affiliates.

     On December 8, 1998, the Bankruptcy Court confirmed the proposed plan of reorganization for Petrie Retail (the "Petrie Retail Plan"), which modified the plan of reorganization filed by Petrie Retail and Warburg Pincus Ventures, L.P. ("Warburg") with the Bankruptcy Court on August 6, 1998. Under the confirmed Petrie Retail Plan, Petrie Retail sold substantially all of its remaining operating assets to Urban Acquisition Corp., an affiliate of Urban Brands, Inc., a retailer that operates under the Ashley Stewart trade name, for $52.25 million, and retained 13 of its store leases, for which Warburg was required to contribute $12 million to the bankruptcy estate, assume
$3.1 million of Petrie Retail's executive severance obligations and waive approximately $3.8 million in fees and expenses allegedly owed to it under Petrie Retail's debtor-in-possession financing arrangement. In addition, on December 8, 1998, the Bankruptcy Court confirmed PS Stores' proposed plan of reorganization. The administrator of the Petrie Retail Plan and PS Stores may file objections to the claims made by the Liquidating Trust within 150 days after December 19, 1998, the effective date of the plans of reorganization.
The administrator of the Petrie Retail Plan has sought an extension until October 31, 1999 of the time to object to all claims. The Bankruptcy Court has not yet granted this request.

     Store Leases. As described above, in December 1998, Petrie Retail disposed of substantially all its remaining operations and store leases as part of the Petrie Retail Plan. Of the roughly 1600 stores that Petrie Retail operated prior to filing its bankruptcy petition in October 1995, (i) 722 leases were rejected,
(ii) 615 leases were assigned to third party retailers, including (A) 410 leases which were part of Petrie Retail's former G&G Shops Inc. division and were included in the sale of such division to an investor group led by Pegasus Partners, L.P. and certain executives of such division, (B) 85 leases which were sold to Urban Acquisition Corp. as part of the Petrie Retail Plan and (C) 120 leases which were not part of Petrie Retail's former G&G Shops Inc. division and which were sold to third party retailers other than Urban Acquisition Corp,
(iii) 13 leases were retained by the reorganized Petrie Retail entity for stores which are currently managed by Urban Acquisition Corp. and which Urban Acquisition Corp. has the right to purchase at a later date and (iv) approximately 250 leases expired or were terminated by mutual landlord and tenant consent. In addition, an affiliate of the Liquidating Trust's real estate advisor has assumed Petrie Retail's former headquarters lease at 150 Meadowlands Parkway in Secaucus, New Jersey, which lease is guaranteed by the Liquidating Trust. The Liquidating Trust's real estate advisor is attempting to sublet the headquarters space in an effort to mitigate the Liquidating Trust's liability under this lease, although no assurance can be given that such efforts will be successful.

     After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains the guarantor of 170 of the retail leases (including 43 leases for which the Liquidating Trust's lease guarantor liability was previously in dispute (as discussed below)) and the headquarters lease described above. The Liquidating Trust's theoretical exposure relating to these leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, would be approximately $53 million. Such exposure includes (i) approximately
$32 million in potential liability related to 76 of the rejected store leases described above and 43 of the leases which have expired or were terminated by mutual landlord and tenant consent described above, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 1998, (ii) approximately $3 million in potential liability relating to the headquarters lease, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 1998, and (iii) approximately
$18 million in potential liability related to 51 of the store leases which were either assigned to third party retailers or are still held by the successor of Petrie Retail. Of the $21 million in potential liability related to the assigned leases, the leases that are still held by the successor of Petrie Retail and the headquarters lease, approximately $4 million is due in 1999, approximately
$5 million is due in 2000 and approximately $12 million is due thereafter.

     As previously disclosed, there was a dispute between the Liquidating Trust and Petrie Retail and its affiliates as to whether the Liquidating Trust, as successor to Petrie, or Petrie Retail and its affiliates are responsible as guarantor of 43 leases. This matter is no longer being actively pursued. However, the Liquidating Trust has asserted claims against Petrie Retail with respect to payments made to the landlords under these 43 leases and any future payments that the Liquidating Trust may have to make with respect to such leases.

     As previously disclosed, landlords under leases relating to 135 stores operated by Petrie Retail or an affiliate thereof have alleged in a complaint that the Liquidating Trust, as successor to Petrie, has liability as a guarantor of certain leases notwithstanding Petrie's receipt from these landlords of releases of guarantees with respect to substantially all of such leases. Without giving effect to any present value discount, but after giving effect to rental payments made by Petrie Retail since the complaints were filed and assuming that all of the 135 stores which are the subject of these landlords' claims are closed and that the landlord in each case is unable to mitigate its damages, the Liquidating Trust estimates that such alleged guarantor liability currently represents approximately $52 million in lease payments. The Liquidating Trust believes it has substantial legal defenses to the landlords' claims and is vigorously contesting such claims. While a decision by a court in favor of such landlords could have a material adverse effect on the Liquidating Trust's liquidity and financial condition, based on available information and developments to date, the Liquidating Trust believes that such an outcome is unlikely. See "Item 3--Legal Proceedings."

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

     Employment Agreements. As previously disclosed, on October 23, 1995, Petrie Retail notified three former executives of Petrie that, as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of the retail operations. On April 25, 1996, the Liquidating Trust entered into settlement agreements with two of the former executives and on January 27, 1997 entered into a settlement agreement with the estate of the third executive. Pursuant to such settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under respective agreements with Petrie. The total cost of these settlements to the Liquidating Trust was approximately
$3.2 million, of which approximately $540,000 (relating to certain unfunded pension obligations) remained unpaid and was included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 1998.

     Multiemployer Plan. As previously disclosed, effective January 31, 1995, Petrie Retail withdrew from the Multiemployer Plan. Due to the Multiemployer Plan's underfunded status, Petrie Retail and its affiliates incurred withdrawal liability under the Employee Retirement Income Security Act of 1974, as amended. By letter dated May 30, 1996, the Multiemployer Plan initially assessed withdrawal liability against Petrie Retail in the amount of approximately
$9.4 million plus interest, to be paid in quarterly installments of approximately $317,000 commencing August 1, 1996 through and including
August 1, 2006, with a final payment of approximately $18,000 due November 1, 2006. In addition, the Multiemployer Plan initially assessed liability against Petrie Retail of approximately $2 million attributable to the Multiemployer Plan's failure to meet certain Internal Revenue Code minimum funding standards, which amount was payable on August 1, 1996. In December 1998, the Multiemployer Plan also submitted amended proofs of claim indicating that, among other entities, PS Stores and Petrie Retail were indebted to the Multiemployer Plan in the aggregate amount of approximately $17.3 million, consisting of withdrawal liability of $4.7 million, funding deficiencies of $1.4 million and an additional $11.2 million as a result of a mass withdrawal by contributing employers from the Multiemployer Plan. To the knowledge of the Liquidating Trust, Petrie Retail never made any payments with respect to such liabilities. Pursuant to the Retail Operations Stock Purchase Agreement, Petrie Retail and its affiliates are responsible for payment of the first $10 million in withdrawal and related liabilities and are entitled to be reimbursed by the Liquidating Trust, as successor to Petrie, for 75% of the next $50 million paid by Petrie Retail and its affiliates in respect of such liabilities. It is unclear what effect, if any, Petrie Retail's or PS Stores' bankruptcy filings may have upon the timing and amount of any payments the Liquidating Trust may be required to make under the Retail Operations Stock Purchase Agreement with respect to the Multiemployer Plan, but in no event will the Liquidating Trust's maximum contractual liability be increased as a result of Petrie Retail's or PS Stores' bankruptcy filings.

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

  New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be recorded in a company's balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 15, 1999. The Liquidating Trust is in the process of evaluating this statement and has not yet determined the future impact on its consolidated financial statements.

  Year 2000

     The Liquidating Trust's principal information technology software package is compliant with respect to year 2000 issues. In addition, according to the public filings of Toys "R" Us and information provided to the Liquidating Trust by Petrie Retail and its successor, the computer systems of Toys "R" Us and Petrie Retail's successor will be year 2000 compliant on a timely basis and, as a result, year 2000 issues are not expected to have a material adverse effect on Toys "R" Us or Petrie Retail's successor. Based on the foregoing, the Liquidating Trust believes that year 2000 issues will not pose significant problems for, or result in the imposition of material costs on, the Liquidating Trust. If, however, all year 2000 issues are not properly identified or effectively remedied, there can be no assurance that year 2000 issues will not have a material adverse effect on the Liquidating Trust. Additionally, there can be no assurance that the impact of year 2000 issues on other entities will not have a material adverse effect on the Liquidating Trust.

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

     The Liquidating Trust wishes to caution readers that, in addition to factors that may be described elsewhere in this Form 10-K, the following important factors, among others, could cause the Liquidating Trust's assets and liabilities to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Liquidating Trust, and could materially affect the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions:

     (1) A decision by Petrie Retail's successor to close additional stores for which the Liquidating Trust, as successor to Petrie, has liability as a guarantor;

     (2) Other actions by Petrie Retail's successor which cause the default of obligations assumed by Petrie Retail in connection with the Sale for which the Liquidating Trust, as successor to Petrie, may be deemed to have liability;

     (3) A decision by a court that the Liquidating Trust, as successor to Petrie, has liability as a guarantor of certain leases notwithstanding Petrie's receipt from the landlords thereof of releases of guarantees with respect to such leases;

     (4) A material decline in the price per share of Toys Common Stock;

     (5) An adverse material change in general economic conditions and the interest rate environment;

     (6) The effects of, and changes in, laws and regulations and other activities of federal and local governments, agencies and similar organizations;

     (7) The costs and other effects of other legal and administrative cases and proceedings, settlements and claims relating to the Liquidating Trust's contingent liabilities;

     (8) The failure of the Liquidating Trust, Toys "R" Us, Petrie Retail's successor or other third parties on whom the Liquidating Trust's financial condition and results of operations are dependent to properly identify and effectively remedy on a timely basis all year 2000 issues affecting their operations; and

     (9) The failure of CIBC to perform its obligations under the Master Agreement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     To protect the Liquidating Trust against certain investment risks associated with 2,000,000 of its 4,055,576 shares of Toys Common Stock, the Liquidating Trust entered into the Master Agreement with CIBC. The Liquidating Trust also holds 2,055,576 shares of Toys Common Stock which are not subject to the Master Agreement and are subject to the risk of fluctuations in market price. The market price per share of Toys Common Stock has fluctuated during the year ended December 31, 1998 from a high of $30 15/16 to a low of $16. The Liquidating Trust believes that its exposure to market price fluctuations with respect to its Toys Common Stock may be material. The discussion of the Master Agreement and the risks generally associated with fluctuations in the price of Toys Common Stock contained under "Item 7--Management's Discussion and Analysis of Liquidity and Capital Resources" is incorporated herein by reference.

     The Liquidating Trust invests its available cash in short-term United States Treasury Obligations. Although the rate of interest paid on short-term United States Treasury Obligations may fluctuate over time based on changes in the general level of U.S. interest rates, each of such investments is made at a fixed interest rate over the duration of the investment and each has a maturity of less than 365 days. In addition, the Liquidating Trust Agreement prohibits the Liquidating Trust from making certain investments with a maturity of greater than one year and certain other investments that could expose the Liquidating Trust to market risk. The Liquidating Trust believes that its exposure to market risk fluctuations for its investments is not material as of December 31, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See pages F-1 through F-13 annexed hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

LIQUIDATING TRUSTEES AND EXECUTIVE OFFICERS

     The following table shows, as of March 26, 1999, the Liquidating Trustees and the Liquidating Trust's executive officers, their respective ages, the year each person became a Liquidating Trustee or officer of the Liquidating Trust and all positions currently held with the Liquidating Trust by each such person:

                                                   TRUSTEE OR
NAME                                        AGE    OFFICER SINCE      POSITION WITH THE LIQUIDATING TRUST
-----------------------------------------   ---    -------------   -----------------------------------------
Stephanie R. Joseph......................   52          1995       Manager and Chief Executive Officer;
                                                                     Liquidating Trustee
H. Bartlett Brown........................   63          1995       Assistant Manager and Chief Financial
                                                                     Officer
Joseph H. Flom...........................   75          1995       Liquidating Trustee
Bernard Petrie...........................   73          1995       Liquidating Trustee
Laurence A. Tisch........................   76          1995       Liquidating Trustee
Raymond S. Troubh........................   72          1995       Chairman of the Board of the Liquidating
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

     Laurence A. Tisch became a Liquidating Trustee in December 1995. Since January 1999, Mr. Tisch has been the Co-Chairman of the Board of Loews Corporation, a diversified holding company. From October 1994 to January 1999, Mr. Tisch was the Co-Chairman and Co-Chief Executive Officer of Loews Corporation. From May 1960 to October 1994, Mr. Tisch was the Chairman of the Board and Chief Executive Officer of Loews Corporation. Since March 1990, he has also been the Chief Executive Officer and a director of CNA Financial Corp., an insurance and financial services company and a publicly-held subsidiary of Loews Corporation. From January 1987 to November 1995, Mr. Tisch was Chairman of the Board, President and Chief Executive Officer of CBS Inc., a television and radio network. Mr. Tisch is a director of Loews Corporation; a director of Automatic Data Processing, Inc., a provider of payroll and other data processing services; a director of Bulova Corporation, a watch manufacturer and a publicly-held subsidiary of Loews Corporation; a director of Federated Department Stores, Inc., an operator of department stores; a trustee of the New York Public Library; a trustee of the Metropolitan Museum of Art; and a director of United Jewish Appeal.

     Raymond S. Troubh became a Liquidating Trustee and Chairman of the Board of Liquidating Trustees in December 1995. Mr. Troubh served as Treasurer of Petrie from December 9, 1994 to February 7, 1995. He is a financial consultant, a former governor of the American Stock Exchange and a former general partner of Lazard Freres & Co., an investment banking firm. Mr. Troubh is a director of ARIAD Pharmaceuticals, Inc., a pharmaceutical company; Becton, Dickinson and Company, a healthcare products manufacturer; Diamond Offshore Drilling, Inc., an offshore drilling company; Foundation Health Systems, Inc., a healthcare company; General American Investors Company, an investment and advisory company; Olsten Corporation, a temporary personnel and healthcare services company; Starwood Hotels & Resorts, a hotel and gaming company; WHX Corporation, a holding company; and Triarc Companies, Inc., a diversified holding company.
Mr. Troubh also serves as trustee of the MicroCap Liquidating Trust, a liquidating trust that holds the assets of The MicroCap Fund, Inc., an investment company.

MEETINGS AND STANDING COMMITTEES

     The Liquidating Trustees met four times during the year ended December 31, 1998. During such period, the Liquidating Trustees had no committees.

ITEM 11. EXECUTIVE COMPENSATION.

GENERAL

     The following table sets forth the total annual compensation paid by the Liquidating Trust to its Manager and Chief Executive Officer, who is the only executive officer of the Liquidating Trust whose compensation exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                      ANNUAL COMPENSATION
                                                                -------------------------------
                                                                 PERIOD                             ALL OTHER
NAME AND PRINCIPAL POSITION                                      ENDED       SALARY      BONUS     COMPENSATION(1)
-------------------------------------------------------------   --------    --------    -------    ---------------
Stephanie R. Joseph .........................................   12/31/98    $130,000         --        $45,000
Manager, Chief Executive Officer and Liquidating Trustee        12/31/97    $130,000    $25,000        $45,000
                                                                12/31/96    $ 94,167         --        $45,000

------------------
(1) Ms. Joseph receives $45,000 per fiscal year for her service as a Liquidating Trustee.

COMPENSATION OF LIQUIDATING TRUSTEES

     Liquidating Trustees are compensated for their service as Liquidating Trustees in the amount of $30,000 per fiscal year, with the exception of Raymond
S. Troubh and Stephanie R. Joseph, who are each compensated $45,000 per fiscal year for their service as Liquidating Trustees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the year ended December 31, 1998, the Liquidating Trustees did not have a compensation committee, and each of the Liquidating Trustees other than Stephanie R. Joseph participated in deliberations of the Liquidating Trustees concerning executive officer compensation. During the year ended December 31, 1998, no executive officer of the Liquidating Trust served as a member of the compensation committee (or other board committee performing equivalent functions, or in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a Liquidating Trustee.

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

                                                                             TOTAL NUMBER OF            PERCENT OF
                                                                                  UNITS                OUTSTANDING
                                                                             OF BENEFICIAL INTEREST     BENEFICIAL
NAME OF BENEFICIAL OWNER                                                     BENEFICIALLY OWNED         INTERESTS
--------------------------------------------------------------------------   ----------------------    -------------------

The Estate of Milton Petrie (1)
  919 Third Avenue
  New York, New York 10022-3897...........................................         28,111,274                  53.7%

HBK Investments L.P.
  HBK Finance L.P. (2)
  777 Main Street, Suite 2750
  Fort Worth, Texas 76102.................................................          9,484,800                  18.1%

T. Rowe Price Associates, Inc. (3)
  100 E. Pratt Street
  Baltimore, Maryland 21202...............................................          4,764,500                   9.1%

H. Bartlett Brown.........................................................                 --                    --

Joseph H. Flom (1)........................................................                 --                    --

Stephanie R. Joseph.......................................................                 --                    --

Bernard Petrie (1)........................................................             34,500                     *

Laurence A. Tisch (1).....................................................              1,000                     *

Raymond S. Troubh.........................................................                 --                    --

All managers and Liquidating Trustees as a group (6 individuals, including
  those named above)......................................................             35,500                     *

------------------
 *  Less than one percent of the outstanding Units of Beneficial Interest.

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

(2) Based on information contained in Amendment No. 1 to the Statement on
    Schedule 13G filed by HBK Investments L.P. and HBK Finance L.P. with the Securities and Exchange Commission on January 8, 1999.

(3) Based on information contained in Amendment No. 3 to the Statement on
    Schedule 13G filed by T. Rowe Price Associates, Inc. ("Price Associates") with the Securities and Exchange Commission on February 12, 1999. These securities are owned by various individual and institutional investors which Price Associates serves as investment adviser with power to direct investments and sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, as amended, Price Associates is deemed to be a beneficial owner of such securities. Price Associates has, however, expressly disclaimed that it is, in fact, the beneficial owner of such securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Skadden, Arps, Slate, Meagher & Flom LLP serves as legal counsel to the Liquidating Trust and the Estate of Milton Petrie, which owns approximately 53.7% of the Liquidating Trust's outstanding Units of Beneficial Interest, and has provided services to each during the year ended December 31, 1998. Joseph H. Flom, a Liquidating Trustee and an executor of the Estate of Milton Petrie, is a partner in Skadden, Arps, Slate, Meagher & Flom LLP.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) (2) List of Financial Statements.

     See Index to Financial Statements at page F-1.

     (a)(3) List of Exhibits.

EXHIBIT
NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------------------------------------------
  2.1     --   Plan of Liquidation and Dissolution of Petrie (incorporated herein by reference to Exhibit 2.2 to the
               Liquidating Trust's Registration Statement on Form 8-B, filed with the Securities and Exchange
               Commission on December 19, 1995).
  3.1     --   Agreement and Declaration of Trust, dated as of December 6, 1995, by and between Petrie and Joseph H.
               Flom, Stephanie R. Joseph, Bernard Petrie, Laurence A. Tisch and Raymond S. Troubh, as trustees
               (incorporated herein by reference to Exhibit 3.1 to the Liquidating Trust's Registration Statement on
               Form 8-B, filed with the Securities and Exchange Commission on December 19, 1995).
 10.1     --   Acquisition Agreement, dated as of April 20, 1994, between Petrie and Toys "R" Us (incorporated herein by reference to Annex B to Petrie's Proxy Statement, dated as of November 3, 1994).
 10.2     --   Amendment No. 1 to the Acquisition Agreement, dated as of May 10, 1994, between Petrie and Toys "R"
               Us (incorporated by reference to Annex B to Petrie's Proxy Statement, dated as of November 3, 1994).
 10.3     --   Stock Purchase Agreement, dated as of August 23, 1994, between Petrie and WP Investors (incorporated herein by reference to Annex A to Petrie's Proxy Statement, dated as of November 3, 1994).
 10.4     --   Amendment No. 1 to the Stock Purchase Agreement, dated as of December 9, 1994, among WP Investors, PS
               Stores and Petrie (incorporated herein by reference to Annex A to Petrie's Proxy Statement, dated as of November 3, 1994).
 10.5     --   Assignment and Assumption Agreement, dated as of December 9, 1994, between Petrie and Petrie Retail
               (agreements of a substantially similar nature were entered into between Petrie and the following affiliates of Petrie Retail on or about December 9 1994: Franklin 203 Corporation, G&G Shops of North
               Carolina, Inc., Hartfield Stores, Inc., Whitney Stores, Inc, Marianne Clearwater Corporation, Davids
               Woodbridge, Inc. and Jean Nicole, Inc.) (incorporated herein by reference to Exhibit 10.5 to the
               Liquidating Trust's Annual Report on Form 10-K for the period ended January 22, 1996).
 10.6     --   Cross-Indemnification and Procedure Agreement, dated as of December 9, 1994, between PS Stores and
               Petrie (incorporated herein by reference to Exhibit 10.5 to Petrie's Annual Report on Form 10-K for
               the fiscal year ended January 28, 1995).
 10.7     --   Buyer Indemnification Agreement, dated as of December 9, 1994, among Toys "R" Us, Petrie, PS Stores,
               Petrie Retail and all subsidiaries of PS Stores (incorporated herein by reference to Exhibit 10.6 to
               Petrie's Annual Report on Form 10-K for the fiscal year ended January 28, 1995).
 10.8     --   Seller Indemnification Agreement, dated as of December 9, 1994, among Toys "R" Us, Petrie, PS Stores,
               Petrie Retail and all subsidiaries of PS Stores (incorporated herein by reference to Exhibit 10.7 to
               Petrie's Annual Report on Form 10-K for the fiscal year ended January 28, 1995).
 10.9     --   Side Letter Agreement, dated as of January 24, 1995, between Petrie and Toys "R" Us (incorporated herein by reference to Exhibit 10.3 to Petrie's Current Report on Form 8-K, dated as of January 24,
               1995).

EXHIBIT
NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------------------------------------------
 10.10    --   Escrow Agreement, dated as of January 24, 1995, between Petrie and Custodial Trust Company
               (incorporated herein by reference to Exhibit 10.1 to Petrie's Current Report on Form 8-K, dated as of
               January 24, 1995).
 10.11    --   Amended and Restated Cash Collateral Agreement, dated as of December 9, 1994 as amended as of
               January 24, 1995 and as of December 19, 1995, among Petrie, Custodial Trust Company as Collateral
               Agent, and PS Stores (incorporated herein by reference to Exhibit 10.1 to Petrie's Current Report on
               Form 8-K, dated as of December 26, 1995).
 10.12    --   Master Agreement, dated as of November 19, 1997, by and between Petrie Stores Liquidating Trust and
               Canadian Imperial Bank of Commerce (incorporated herein by reference to Exhibit 99.1 to the
               Liquidating Trust's Current Report on Form 8-K, dated as of January 22, 1998).
 10.13    --   Confirmation, dated as of January 28, 1998, of the Master Agreement by and between Petrie Stores
               Liquidating Trust and Canadian Imperial Bank of Commerce.
 10.14    --   Secured Term Note, dated as of December 31, 1997, by and between Petrie Stores Liquidating Trust and
               Canadian Imperial Bank of Commerce (incorporated herein by reference to Exhibit 99.3 to the
               Liquidating Trust's Current Report on Form 8-K, dated as of January 22, 1998).
 10.15    --   Stock Pledge Agreement, dated as of December 31, 1997, by and between Petrie Stores Liquidat ing
               Trust and Canadian Imperial Bank of Commerce (incorporated herein by reference to Exhibit 99.4 to the
               Liquidating Trust's Current Report on Form 8-K, dated as of January 22, 1998).
 10.16    --   Tri-Party Custody Agreement, dated as of December 31, 1997, by and among the United States Trust
               Company of New York, Petrie Stores Liquidating Trust and Canadian Imperial Bank of Commerce
               (incorporated herein by reference to Exhibit 99.5 to the Liquidating Trust's Current Report on
               Form 8-K, dated as of January 22, 1998).
 27       --   Financial Data Schedule.

     (b) Reports on Form 8-K

     None

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

                                          PETRIE STORES LIQUIDATING TRUST

                                          By:    /s/ Stephanie R. Joseph
                                             -----------------------------------
                                                     Stephanie R. Joseph
                                            Manager and Chief Executive Officer

                                          Dated: March 31, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                SIGNATURE                                        TITLE                             DATE
------------------------------------------  -----------------------------------------------   ---------------

                 /s/ H. Bartlett Brown
                ----------------------      Assistant Manager, Chief Financial Officer and     March 31, 1999
                   H. Bartlett Brown        Principal Accounting Officer

                 /s/ Stephanie R. Joseph    Manager, Chief Executive Officer and Trustee       March 31, 1999
                ------------------------
                   Stephanie R. Joseph

                 /s/ Joseph H. Flom         Trustee                                            March 31, 1999
                ---------------------
                    Joseph H. Flom

                 /s/ Bernard Petrie
                ---------------------       Trustee                                            March 31, 1999
                    Bernard Petrie

                 /s/ Laurence A. Tisch                                                         March 31, 1999
                ----------------------      Trustee
                   Laurence A. Tisch

                 /s/ Raymond S. Troubh
                -----------------------     Trustee                                            March 31, 1999
                   Raymond S. Troubh

                        PETRIE STORES LIQUIDATING TRUST

                         INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS                                                                                          PAGE
-----------------------------------------------------------------------------------------------------------   ----
Report of Independent Auditors.............................................................................    F-2
Statements of Net Assets in Liquidation--December 31, 1998 and December 31, 1997...........................    F-3
Statements of Changes in Net Assets in Liquidation--For the years ended December 31, 1998 and December 31,
  1997 and the period ended December 31, 1996..............................................................    F-4
Notes to Financial Statements..............................................................................    F-5

                         REPORT OF INDEPENDENT AUDITORS

Board of Trustees and Holders of Units of Beneficial Interest
Petrie Stores Liquidating Trust

We have audited the accompanying statements of net assets in liquidation of the Petrie Stores Liquidating Trust (successor to Petrie Stores Corporation and its former subsidiaries) as of December 31, 1998 and December 31, 1997, and the related statements of changes in net assets in liquidation for the years ended December 31, 1998 and December 31, 1997 and for the period ended December 31, 1996. These financial statements are the responsibility of the management of the Petrie Stores Liquidating Trust. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of the Petrie Stores Liquidating Trust (successor to Petrie Stores Corporation and its former subsidiaries) as of December 31, 1998 and December 31, 1997 and the changes in net assets in liquidation for the years ended December 31, 1998 and December 31, 1997 and the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                            ERNST & YOUNG LLP

MetroPark, New Jersey
March 15, 1999

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                    STATEMENTS OF NET ASSETS IN LIQUIDATION
                                 (IN THOUSANDS)

                                                                                          DECEMBER      DECEMBER
                                                                                          31, 1998      31, 1997
                                                                                          --------      --------
                                        ASSETS
Cash and cash equivalents..............................................................   $    138      $    399
U.S. Treasury Obligations..............................................................     91,617        98,189
U.S. Treasury Obligations held in escrow...............................................     37,500        37,500
Investments in common stock (including 3,493,450 shares of Toys "R" Us common stock
  held in escrow)......................................................................     96,269       127,497
                                                                                          --------      --------
Total assets...........................................................................    225,524       263,585

                                      LIABILITIES
Accrued expenses and other liabilities.................................................     40,811        50,960
Commitments and contingencies
                                                                                          --------      --------
Net assets in liquidation..............................................................   $184,713      $212,625
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

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

               STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                                                                      PERIOD FROM
                                                                      YEAR ENDED      YEAR ENDED      JANUARY 23, 1996
                                                                      DECEMBER 31,    DECEMBER 31,    TO DECEMBER 31,
                                                                         1998            1997             1996
                                                                      ------------    ------------    ----------------
Net assets in liquidation at beginning of period...................     $212,625        $223,329          $202,594
                                                                        --------        --------          --------
Investment income..................................................        7,165           8,164             6,467
Corporate overhead.................................................       (3,710)        (24,717)          (30,304)
Income tax refund..................................................           --           4,066
Net realized and unrealized gain (loss) on investments.............      (31,367)          1,783            44,572
                                                                        --------        --------          --------
Net (loss) income for the period...................................      (27,912)        (10,704)           20,735
                                                                        --------        --------          --------
Net assets in liquidation at end of period.........................     $184,713        $212,625          $223,329
                                                                        ========        ========          ========

Net (loss) income per unit.........................................     $   (.53)       $   (.20)         $    .40
                                                                        ========        ========          ========

Weighted average number of units...................................       52,350          52,350            52,350
                                                                        ========        ========          ========

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The Petrie Stores Liquidating Trust (the "Liquidating Trust") is the successor to Petrie Stores Corporation ("Petrie"). Prior to December 9, 1994, Petrie operated a chain of retail stores that specialized in women's apparel and were located throughout the United States (including Puerto Rico and the U.S. Virgin Islands). At Petrie's Annual Meeting, held on December 6, 1994, Petrie's shareholders approved the sale of Petrie's retail operations (the "Sale"). At Petrie's Reconvened Annual Meeting, held on January 24, 1995, Petrie's shareholders approved (i) an exchange of shares of Toys "R" Us, Inc. ("Toys "R" Us") common stock ("Toys Common Stock") with Toys "R" Us (Note 2) and (ii) the liquidation and dissolution of Petrie pursuant to a plan of liquidation and dissolution (the "Plan of Liquidation").

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

     Beginning with the period ended December 31, 1996, the Liquidating Trust has adopted the calendar year as its fiscal year. A liquidation basis of accounting was implemented as of January 28, 1995. The statements of net assets in liquidation at December 31, 1998 and December 31, 1997 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

  Principles of Consolidation

     In December 1994, as part of the reorganization of Petrie's retail operations in connection with their sale, all of Petrie's former subsidiaries with retail operations were transferred to Petrie Retail, Inc., then a wholly owned subsidiary of Petrie ("Petrie Retail"), and all of the shares of Toys Common Stock held by Petrie's former subsidiaries were transferred to Petrie. Thereafter, Petrie Retail was sold to PS Stores Acquisition Corp. (hereafter, including its subsidiaries and affiliates unless the context requires otherwise, "PS Stores").

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

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1998

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES--(CONTINUED)

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

     The Liquidating Trust also has an investment in Toys "R" Us Common Stock. See Note 2 for a discussion of credit risk associated with the Liquidating Trust's investment in Common Stock.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be recorded in a company's balance sheet as either an asset or liability measured at its fair value and the changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 15, 1999. The Liquidating Trust is in the process of evaluating this statement and has not yet determined the future impact on its consolidated financial statements.

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1998

2. INVESTMENTS IN COMMON STOCK

     The Liquidating Trust's investments in common stock consist of 4,055,576 shares of Toys "R" Us, which operates a chain of specialty retail stores principally engaged in the sale of toys and children's clothing in the United States and abroad. At December 31, 1998, 2,055,576 shares are carried at market value and 2,000,000 shares are carried at the Put Price (as defined below). At December 31, 1997, 4,055,576 shares are carried at market value.

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

     The Liquidating Trust has also entered into a Master Agreement (based on the International Swaps and Derivatives Association Form), dated as of November 19, 1997 (the "Master Agreement"), with CIBC, to

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1998

2. INVESTMENTS IN COMMON STOCK--(CONTINUED)

protect the Liquidating Trust against certain investment risks associated with 2,000,000 of the shares of Toys Common Stock held by the Liquidating Trust. Pursuant to the Master Agreement, if, on December 3, 1999, the price of Toys Common Stock is below $30.7264 (the "Put Price"), CIBC will be obligated to pay the Liquidating Trust the difference between the Put Price and the then prevailing price of Toys Common Stock, multiplied by 2,000,000. If, on December 3, 1999, the price of Toys Common Stock is above $47.1137 (the "Call Price"), the Liquidating Trust will be obligated to pay CIBC the difference between the Call Price and the then prevailing market price of Toys Common Stock, multiplied by 2,000,000. Any payment required to be made by the Liquidating Trust under the Master Agreement may, at the option of the Liquidating Trust, be made in cash or Toys Common Stock. To secure the covenants made by the Liquidating Trust pursuant to the Master Agreement and a Secured Term Note, dated as of December 31, 1997 (the "Secured Term Note"), between the Liquidating Trust and CIBC, the Liquidating Trust has pledged for the benefit of CIBC 2,000,000 shares of Toys Common Stock pursuant to a Stock Pledge Agreement, dated as of December 31, 1997, and a Tri-Party Custody Agreement, dated as of December 31, 1997, among the United States Trust Company of New York, the Liquidating Trust and CIBC. In the event that CIBC were to fail to perform its obligations under the Master Agreement, the Liquidating Trust would incur additional unrealized losses of approximately $27.6 million, based upon the market price of Toys Common Stock on December 31, 1998.

     In connection with the Master Agreement, the Liquidating Trust and CIBC have also entered into the Secured Term Note, which provides for CIBC to make available to the Liquidating Trust a loan facility permitting borrowings of up to $55,000,000. This facility, if drawn upon, will mature on December 3, 1999 and will bear interest at a floating rate equal to the three-month LIBOR rate plus 0.35%, which rate will be reset quarterly. Interest on any borrowings under the Secured Term Note is compounded and payable quarterly and on the maturity date. The Secured Term Note is secured by 2,000,000 shares of Toys Common Stock. There was no principal outstanding under the Secured Term Note at December 31, 1998 or December 31, 1997, respectively.

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

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1998

3. INCOME TAXES--(CONTINUED)
     During the year ended December 31, 1997, $4,066,000 in income tax refunds, plus interest thereon, were released to the Liquidating Trust from escrow in offset of certain claims that the Liquidating Trust had against Petrie Retail relating to Petrie Retail's failure to perform certain of the obligations that it assumed in connection with the Sale. The income tax refunds were released from escrow following the previously disclosed settlement of an action commenced by Petrie Retail in the Bankruptcy Court to recover income tax refunds received by the Liquidating Trust in respect of taxes paid by Petrie prior to the Sale. Pursuant to the settlement, approved by the Bankruptcy Court on June 25, 1997, the Liquidating Trust reserved the right to assert future claims against Petrie Retail to the extent that such claims relate to amounts in excess of the amounts offset in the settlement. Additionally, Petrie Retail and the Liquidating Trust agreed to share equally in the proceeds of any similar tax refunds received in the future.

4. COMMITMENTS AND CONTINGENCIES

     As successor to Petrie, the Liquidating Trust has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to (i) guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail or its successor fails to perform; and (ii) Petrie's agreement with Petrie Retail to indemnify it for certain liabilities relating to the funding of, and Petrie Retail's withdrawal from, the United Auto Workers District 65 Security Plan Pension Fund (the "Multiemployer Plan"). The Liquidating Trust accrues liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters. At December 31, 1998 and December 31, 1997, the Liquidating Trust, as successor to Petrie, had accrued approximately $39 million and $49 million, respectively, for contingent liabilities. As the scope of these liabilities becomes better defined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

     Petrie Retail's Bankruptcy. On October 12, 1995, Petrie Retail filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). In connection with its filing for bankruptcy protection, Petrie Retail failed to perform or make payments with respect to certain of the Assumed Obligations, including, but not limited to, Assumed Obligations relating to store leases for which Petrie Retail or an affiliate thereof had assumed liability, state and federal taxes, employment agreements, insurance premiums and certain other claims and contractual obligations. Accordingly, the Liquidating Trust has been and may continue to be required to make payments in respect of certain of the Assumed Obligations.

     On December 23, 1997, the Liquidating Trust filed over 110 claims in the Bankruptcy Court against Petrie Retail and certain of its affiliates with respect to an aggregate of approximately $14 million in payments which had then been made by the Liquidating Trust as a result of the failure by Petrie Retail or an affiliate thereof to perform or pay certain of the Assumed Obligations. The Liquidating Trust subsequently amended certain of these claims such that it asserted fixed claims representing a total of approximately $16.1 million against Petrie Retail's estate. The Liquidating Trust also filed approximately 600 additional claims in the Bankruptcy Court against Petrie Retail and certain of its affiliates with respect to payments which the Liquidating Trust may in the future be required to make as a result of the failure by Petrie Retail or its affiliates to perform or pay Assumed Obligations. With respect to these claims, the Liquidating Trust's status is that of an unsecured creditor. There can be no assurance as to the timing or probability of the collection of these claims against Petrie Retail or any of

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1998

4. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

its affiliates or the amount of the payments, if any, that Petrie Retail and its affiliates will make to creditors asserting unsecured claims. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from Petrie Retail and its affiliates.

     On April 10, 1998, PS Stores, the parent of Petrie Retail, filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court. On August 7, 1998, the Liquidating Trust filed claims in the Bankruptcy Court against PS Stores substantially similar to those filed against Petrie Retail. There can be no assurance as to the timing or probability of the collection of the Liquidating Trust's claims against PS Stores or the amount of the payments, if any, that PS Stores will make to creditors asserting unsecured claims. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from PS Stores and its affiliates.

     On December 8, 1998, the Bankruptcy Court confirmed the proposed plan of reorganization for Petrie Retail (the "Petrie Retail Plan"), which modified the plan of reorganization filed by Petrie Retail and Warburg Pincus Ventures, L.P. ("Warburg") with the Bankruptcy Court on August 6, 1998. Under the confirmed Petrie Retail Plan, Petrie Retail sold substantially all of its remaining operating assets to Urban Acquisition Corp., an affiliate of Urban Brands, Inc., a retailer that operates under the Ashley Stewart trade name, for $52.25 million, and retained 13 of its store leases, for which Warburg was required to contribute $12 million to the bankruptcy estate, assume
$3.1 million of Petrie Retail's executive severance obligations and waive approximately $3.8 million in fees and expenses allegedly owed to it under Petrie Retail's debtor-in-possession financing arrangement. In addition, on December 8, 1998, the Bankruptcy Court confirmed PS Stores' proposed plan of reorganization. The administrator of the Petrie Retail Plan and PS Stores may file objections to the claims made by the Liquidating Trust within 150 days after December 19, 1998, the effective date of the plans of reorganization.
The administrator of the Petrie Retail Plan has sought an extension until October 31, 1999 of the time to object to all claims. The Bankruptcy Court has not yet granted this request.

     Store Leases. As described above, in December 1998, Petrie Retail disposed of substantially all its remaining operations and store leases as part of the Petrie Retail Plan. Of the roughly 1600 stores that Petrie Retail operated prior to filing its bankruptcy petition in October 1995, (i) 722 leases were rejected,
(ii) 615 leases were assigned to third party retailers, including (A) 410 leases which were part of Petrie Retail's former G&G Shops Inc. division and were included in the sale of such division to an investor group led by Pegasus Partners, L.P. and certain executives of such division, (B) 85 leases which were sold to Urban Acquisition Corp. as part of the Petrie Retail Plan and (C) 120 leases which were not part of Petrie Retail's former G&G Shops Inc. division and which were sold to third party retailers other than Urban Acquisition Corp,
(iii) 13 leases were retained by the reorganized Petrie Retail entity for stores which are currently managed by Urban Acquisition Corp. and which Urban Acquisition Corp. has the right to purchase at a later date and (iv) approximately 250 leases expired or were terminated by mutual landlord and tenant consent. In addition, an affiliate of the Liquidating Trust's real estate advisor has assumed Petrie Retail's former headquarters lease at 150 Meadowlands Parkway in Secaucus, New Jersey, which lease is guaranteed by the Liquidating Trust. The Liquidating Trust's real estate advisor is attempting to sublet the headquarters space in an effort to mitigate the Liquidating Trust's liability under this lease, although no assurance can be given that such efforts will be successful.

     After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains the guarantor of 170 of the retail leases (including 43 leases for which the Liquidating Trust's lease guarantor liability was previously in dispute (as discussed below)) and the headquarters lease described above. The Liquidating Trust's theoretical exposure relating to these leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, would be approximately $53 million. Such exposure includes (i) approximately
$32 million in potential liability related to 76 of the rejected store leases described above and 43 of the leases which have expired or were terminated by mutual landlord and tenant consent described above, which amount is included in the Liquidating Trust's accrued

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1998

4. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

expenses and other liabilities at December 31, 1998, (ii) approximately
$3 million in potential liability relating to the headquarters lease, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 1998, and (iii) approximately $18 million in potential liability related to 51 of the store leases which were either assigned to third party retailers or are still held by the successor of Petrie Retail. Of the $21 million in potential liability related to the assigned leases, the leases that are still held by the successor of Petrie Retail and the headquarters lease, approximately $4 million is due in 1999, approximately
$5 million is due in 2000 and approximately $12 million is due thereafter.

     As previously disclosed, there was a dispute between the Liquidating Trust and Petrie Retail and its affiliates as to whether the Liquidating Trust, as successor to Petrie, or Petrie Retail and its affiliates are responsible as guarantor of 43 leases. This matter is no longer being actively pursued. However, the Liquidating Trust has asserted claims against Petrie Retail with respect to payments made to the landlords under these 43 leases and any future payments that the Liquidating Trust may have to make with respect to such leases.

     As previously disclosed, landlords under leases relating to 135 stores operated by Petrie Retail or an affiliate thereof have alleged in a complaint that the Liquidating Trust, as successor to Petrie, has liability as a guarantor of certain leases notwithstanding Petrie's receipt from these landlords of releases of guarantees with respect to substantially all of such leases. Without giving effect to any present value discount, but after giving effect to rental payments made by Petrie Retail since the complaints were filed and assuming that all of the 135 stores which are the subject of these landlords' claims are closed and that the landlord in each case is unable to mitigate its damages, the Liquidating Trust estimates that such alleged guarantor liability currently represents approximately $52 million in lease payments. The Liquidating Trust believes it has substantial legal defenses to the landlords' claims and is vigorously contesting such claims. While a decision by a court in favor of such landlords could have a material adverse effect on the Liquidating Trust's liquidity and financial condition, based on available information and developments to date, the Liquidating Trust believes that such an outcome is unlikely. See "Item 3--Legal Proceedings."

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

     Employment Agreements. As previously disclosed, on October 23, 1995, Petrie Retail notified three former executives of Petrie that, as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of the retail operations. On April 25, 1996, the Liquidating Trust entered into settlement agreements with two of the former executives and on January 27, 1997 entered into a settlement agreement with the estate of the third executive. Pursuant to such settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under respective agreements with Petrie. The total cost of these settlements to the Liquidating Trust was approximately $3.2 million, of which approximately $540,000 (relating to certain unfunded pension obligations) remained unpaid and was included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 1998.

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1998

4. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

     Multiemployer Plan. As previously disclosed, effective January 31, 1995, Petrie Retail withdrew from the Multiemployer Plan. Due to the Multiemployer Plan's underfunded status, Petrie Retail and its affiliates incurred withdrawal liability under the Employee Retirement Income Security Act of 1974, as amended. By letter dated May 30, 1996, the Multiemployer Plan initially assessed withdrawal liability against Petrie Retail in the amount of approximately
$9.4 million plus interest, to be paid in quarterly installments of approximately $317,000 commencing August 1, 1996 through and including August 1, 2006, with a final payment of approximately $18,000 due November 1, 2006. In addition, the Multiemployer Plan initially assessed liability against Petrie Retail of approximately $2 million attributable to the Multiemployer Plan's failure to meet certain Internal Revenue Code minimum funding standards, which amount was payable on August 1, 1996. In December 1998, the Multiemployer Plan also submitted amended proofs of claim indicating that, among other entities, PS Stores and Petrie Retail were indebted to the Multiemployer Plan in the aggregate amount of approximately $17.3 million, consisting of withdrawal liability of $4.7 million, funding deficiencies of $1.4 million and an additional $11.2 million as a result of a mass withdrawal by contributing employers from the Multiemployer Plan. To the knowledge of the Liquidating Trust, Petrie Retail never made any payments with respect to such liabilities. Pursuant to the Retail Operations Stock Purchase Agreement, Petrie Retail and its affiliates are responsible for payment of the first $10 million in withdrawal and related liabilities and are entitled to be reimbursed by the Liquidating Trust, as successor to Petrie, for 75% of the next $50 million paid by Petrie Retail and its affiliates in respect of such liabilities. It is unclear what effect, if any, Petrie Retail's or PS Stores' bankruptcy filings may have upon the timing and amount of any payments the Liquidating Trust may be required to make under the Retail Operations Stock Purchase Agreement with respect to the Multiemployer Plan, but in no event will the Liquidating Trust's maximum contractual liability be increased as a result of Petrie Retail's or PS Stores' bankruptcy filings.

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

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1998

5. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for the years ended December 31, 1998 and December 31, 1997 are as follows:

                                                                                 QUARTER
                                                       ------------------------------------------------------------
                                                          FIRST           SECOND          THIRD           FOURTH
                                                       ------------    ------------    ------------    ------------
                                                                 (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
Year ended December 31, 1998:
  Net income (loss).................................   $ (5,291)(1)    $(12,098)(2)    $(13,505)(2)    $   2,982(3)
                                                       ------------    ------------    ------------    ------------
                                                       ------------    ------------    ------------    ------------
  Net income (loss) per unit........................   $     (0.10)    $     (0.23)    $     (0.26)    $        .06
                                                       ------------    ------------    ------------    ------------
                                                       ------------    ------------    ------------    ------------
Year ended December 31, 1997:
  Net income (loss).................................   $(17,713)(4)    $  33,316(5)    $ (4,733)(6)    $(21,574)(7)
                                                       ------------    ------------    ------------    ------------
                                                       ------------    ------------    ------------    ------------
  Net income (loss) per unit........................   $      (.34)    $        .64    $      (.09)    $      (.41)
                                                       ------------    ------------    ------------    ------------
                                                       ------------    ------------    ------------    ------------

------------------
(1) The first quarter of the year ended December 31, 1998 includes an unrealized loss related to a decrease in the market value of Toys Common Stock of $4,120,000 and additional accruals of $2.0 million for contingent guarantee liabilities related to store leases with respect to which Petrie Retail failed to perform its obligations.

(2) The second and third quarters of the year ended December 31, 1998 include unrealized losses related to decreases in the market value of Toys Common Stock of $13,747,000 and $14,903,000, respectively, offset by reductions in the Liquidating Trust's accrual for lease liabilities of $3.0 million and $600,000, respectively, following the settlement and release of claims asserted by certain landlords.

(3) The fourth quarter of the year ended December 31, 1998 includes an unrealized gain related to an increase in the market value of Toys Common Stock of $1,542,000 and a reduction in the Liquidating Trust's accrual for lease liabilities of $400,000 following the settlement and release of claims asserted by certain landlords.

(4) The first quarter of the year ended December 31, 1997 includes an unrealized loss related to a decrease in the market value of Toys Common Stock of $7,605,000. In addition, at various times between January 23, 1997 and February 5, 1997, the Liquidating Trust sold an aggregate of 1,000,000 shares of Toys Common Stock for approximately $25.5 million. The Liquidating Trust realized a loss with respect to such sale of approximately $4,375,000.

(5) The second quarter of the year ended December 31, 1997 includes an unrealized gain related to an increase in the market value of Toys Common Stock of $28,389,000.

(6) The third quarter of the year ended December 31, 1997 includes an unrealized gain of $1,774,000 related to an increase in the market value of Toys Common Stock, offset by accruals of $8.0 million for contingent guarantee liabilities relating to store leases with respect to which Petrie Retail announced going-out-of-business sales.

(7) The fourth quarter of the year ended December 31, 1997 includes an unrealized loss related to a decrease in the market value of Toys Common Stock of $16,222,000.