Form 10-Q
period 1999-03-31
PETRIE STORES LIQUIDATING TRUST
filed 1999-05-17
CIK 77808

=============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-Q
                              QUARTERLY REPORT
                   PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                                 ----------

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999   COMMISSION FILE NUMBER: 0-3777

                      PETRIE STORES LIQUIDATING TRUST
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NEW YORK                                      22-6679945
(STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

201 ROUTE 17, SUITE 300
RUTHERFORD, NEW JERSEY                                      07070
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (201) 635-9637

FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT:

      Not Applicable.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
      Yes:   X    No:____

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of May 12, 1999, there were 52,350,238 Units of Beneficial Interest outstanding.




                      PETRIE STORES LIQUIDATING TRUST

                             INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION
                                                                          Page
Item 1.  Financial Statements
         Statements of Net Assets in Liquidation - March 31, 1999
            (Unaudited) and December 31, 1998..........................     2
         Statements of Changes in Net Assets in Liquidation (Unaudited)
            - For the Three Months Ended March 31, 1999 and 1998.......     3
         Notes to Financial Statements.................................     4
Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................    11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................    16
Item 6.  Exhibits and Reports on Form 8-K..............................    16




                      PETRIE STORES LIQUIDATING TRUST

                  STATEMENTS OF NET ASSETS IN LIQUIDATION

                               (IN THOUSANDS)


                                                    MARCH 31,
                                                      1999        DECEMBER 31,
                                                   (UNAUDITED)        1998
                                                  -------------   ------------
ASSETS
Cash and cash equivalents.........................   $      127     $      138
U.S. Treasury Obligations.........................       91,780         91,617
U.S. Treasury Obligations held in escrow..........       37,500         37,500
Investments in common stock (including 3,493,450
    shares of Toys "R" Us common stock held
    in escrow)....................................      100,123         96,269
                                                  -------------   ------------
Total assets......................................      229,530        225,524

LIABILITIES
Accrued expenses and other liabilities............       39,854         40,811

Commitments and contingencies

                                                  -------------   ------------
Net assets in liquidation.........................     $189,676       $184,713
                                                  =============   ============





See accompanying notes.






                      PETRIE STORES LIQUIDATING TRUST


              STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)



                                                  THREE MONTHS   THREE MONTHS
                                                      ENDED         ENDED
                                                    MARCH 31,     MARCH 31,
                                                      1999           1998
                                                  -------------  ------------
Net assets in liquidation at beginning of period.      $184,713      $212,625
                                                  -------------  ------------
Investment income................................         1,522         1,855
Corporate overhead...............................         (413)        (2,887)
Net realized and unrealized gain (loss) on
investments......................................         3,854        (4,259)
                                                  -------------  ------------

Net income (loss) for the period.................         4,963        (5,291)
                                                  -------------  ------------
Net assets in liquidation at end of period.......       189,676       207,334
                                                  =============  ============

Net income (loss) per unit.......................        $  .09      $   (.10)
                                                  =============  ============

Weighted average number of units.................        52,350        52,350
                                                  =============  ============



See accompanying notes.





                      PETRIE STORES LIQUIDATING TRUST

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                               MARCH 31, 1999

1.    INTERIM REPORTING

      The accompanying unaudited financial statements of Petrie Stores Liquidating Trust (the "Liquidating Trust") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Liquidating Trust, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, reference is made to the financial statements and footnotes thereto included in the Liquidating Trust's Annual Report on Form 10-K for the year ended December 31, 1998.

2.    BASIS OF PRESENTATION

      The Liquidating Trust is the successor to Petrie Stores Corporation, a New York corporation that was dissolved effective February 5, 1997 ("Petrie"). Prior to December 9, 1994, Petrie operated a chain of retail stores that specialized in women's apparel and were located throughout the United States (including Puerto Rico and the U.S. Virgin Islands). At Petrie's Annual Meeting of Shareholders, held on December 6, 1994, Petrie's shareholders approved the sale of Petrie's retail operations (the "Sale"). At Petrie's Reconvened Annual Meeting of Shareholders, held on January 24, 1995, Petrie's shareholders approved (i) an exchange of shares of Toys "R" Us, Inc. ("Toys 'R' Us") common stock ("Toys Common Stock") with Toys "R" Us (Note 3) and (ii) the liquidation and dissolution of Petrie pursuant to a plan of liquidation and dissolution (the "Plan of Liquidation").

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

      Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year. A liquidation basis of accounting was implemented as of January 28, 1995. The statements of net assets in liquidation at March 31, 1999 and December 31, 1998 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

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

3.    INVESTMENTS IN COMMON STOCK

      At March 31, 1999, the Liquidating Trust's investments in common stock consisted of 4,055,576 shares of common stock of Toys "R" Us, which operates a chain of specialty retail stores principally engaged in the sale of toys and children's clothing in the United States and abroad. While the shares of Toys Common Stock held by the Liquidating Trust generally are carried at market value, at March 31, 1999, 2,000,000 of such shares (which are subject to the terms of the Master Agreement described below) were carried at the Put Price (as defined below) because the market value of Toys Common Stock on March 31, 1999 was below the Put Price. As discussed below, the Liquidating Trust sold a total of 367,000 shares of Toys Common Stock between April 28, 1999 and May 7, 1999. Accordingly, as of May 12, 1999, the Liquidating Trust held a total of 3,688,576 shares of Toys Common Stock.

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

      The assets of the Liquidating Trust are subject to the terms of a letter agreement, dated as of January 24, 1995, pursuant to which Petrie agreed with Toys "R" Us that Petrie will retain, either individually or in combination, (i) cash in an amount of at least $177.5 million (the "Reserved Amount") or (ii) shares of Toys Common Stock having a market value (using $28-5/8 per share, the average of the high and low trading prices per share on January 20, 1995) of at least twice the Reserved Amount, to secure the payment of Petrie's contingent liabilities (Note 4). Pursuant to the terms of the letter agreement, the Liquidating Trust, as successor to Petrie, is presently required to retain substantially all of its assets.

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

      The Liquidating Trust has also entered into a Master Agreement (based on the International Swaps and Derivatives Association Form), dated as of November 19, 1997 (the "Master Agreement"), with CIBC, to protect the Liquidating Trust against certain investment risks associated with 2,000,000 shares of Toys Common Stock held by the Liquidating Trust. Pursuant to the Master Agreement, if on December 3, 1999 the price of Toys Common Stock is below $30.7264 (the "Put Price"), CIBC will be obligated to pay the Liquidating Trust the difference between the Put Price and the then prevailing price of Toys Common Stock, multiplied by 2,000,000. If on December 3, 1999 the price of Toys Common Stock is above $47.1137 (the "Call Price"), the Liquidating Trust will be obligated to pay CIBC the difference between the Call Price and the then prevailing market price of Toys Common Stock, multiplied by 2,000,000. Any payment required to be made by the Liquidating Trust under the Master Agreement may, at the option of the Liquidating Trust, be made in cash or Toys Common Stock. To secure the covenants made by the Liquidating Trust pursuant to the Master Agreement and a Secured Term Note, dated as of December 31, 1997 (the "Secured Term Note"), between the Liquidating Trust and the CIBC, the Liquidating Trust has pledged for the benefit of CIBC 2,000,000 shares of Toys Common Stock pursuant to a Stock Pledge Agreement, dated as of December 31, 1997, and a Tri-Party Custody Agreement, dated as of December 31, 1997, among the United States Trust Company of New York, the Liquidating Trust and CIBC. In the event that CIBC were to fail to perform its obligations under the Master Agreement, the Liquidating Trust would incur additional unrealized losses of approximately $23.8 million, based upon the market price of the Toys Common Stock on March 31, 1999.

      In connection with the Master Agreement, the Liquidating Trust and CIBC have also entered into the Secured Term Note, which provides for CIBC to make available to the Liquidating Trust a loan facility permitting borrowings of up to $55,000,000. This facility, if drawn upon, will mature on December 3, 1999 and will bear interest at a floating rate equal to the three-month LIBOR rate plus 0.35%, which rate will be reset quarterly. Interest on any borrowings under the Secured Term Note is compounded and payable quarterly and on the maturity date. As discussed above, the Secured Term Note is secured by 2,000,000 shares of Toys Common Stock. There was no principal outstanding under the Secured Term Note at March 31, 1999.

      As previously disclosed, at various times between January 23, 1997 and February 5, 1997, the Liquidating Trust sold an aggregate of 1,000,000 shares of Toys Common Stock for approximately $25.5 million in proceeds. In addition, at various times between April 28, 1999 and May 7, 1999, the Liquidating Trust sold an additional 367,000 shares of Toys Common Stock for approximately $8.5 million in proceeds. The Liquidating Trustees may determine to approve future sales of Toys Common Stock in the future.

      The price per share of Toys Common Stock, as reported on the New York Stock Exchange Composite Tape, increased from $16-15/16 per share at December 31, 1998 to $18-13/16 per share at March 31, 1999. As of May 12, 1999, the price per share of Toys Common Stock was $22.

4.    COMMITMENTS AND CONTINGENCIES

      As successor to Petrie, the Liquidating Trust has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to (i) guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail or its successor fails to perform; and (ii) Petrie's agreement with Petrie Retail to indemnify it for certain liabilities relating to the funding of, and Petrie Retail's withdrawal from, the United Auto Workers District 65 Security Plan Pension Fund (the "Multiemployer Plan"). The Liquidating Trust accrues liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters. At March 31, 1999 and December 31, 1998, the Liquidating Trust, as successor to Petrie, had accrued approximately $38 million and $39 million, respectively, for contingent liabilities. As the scope of these liabilities becomes better defined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

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

      On December 23, 1997, the Liquidating Trust filed over 110 claims in the Bankruptcy Court against Petrie Retail and certain of its affiliates with respect to an aggregate of approximately $14 million in payments which had then been made by the Liquidating Trust as a result of the failure by Petrie Retail or an affiliate thereof to perform or pay certain of the Assumed Obligations. The Liquidating Trust subsequently amended these claims such that it asserted fixed claims representing a total of approximately $16.1 million against Petrie Retail's estate. The Liquidating Trust also filed approximately 600 additional claims in the Bankruptcy Court against Petrie Retail and certain of its affiliates with respect to payments which the Liquidating Trust may in the future be required to make as a result of the failure by Petrie Retail or its affiliates to perform or pay Assumed Obligations. With respect to these claims, the Liquidating Trust's status is that of an unsecured creditor. There can be no assurance as to the timing or probability of the collection of these claims against the reorganized Petrie Retail entity or the amount of the payments, if any, that the reorganized Petrie Retail entity will make to creditors asserting unsecured claims. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from the reorganized Petrie Retail entity.

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

      On December 8, 1998, the Bankruptcy Court confirmed the proposed plan of reorganization for Petrie Retail (the "Petrie Retail Plan"), which modified the plan of reorganization filed by Petrie Retail and Warburg Pincus Ventures, L.P. ("Warburg") with the Bankruptcy Court on August 6, 1998, as amended. Under the confirmed Petrie Retail Plan, Petrie Retail sold substantially all of its remaining operating assets to Urban Acquisition Corp., an affiliate of Urban Brands, Inc., a retailer that operates under the Ashley Stewart trade name, for $52.25 million, and retained 13 of its store leases, for which Warburg was required to contribute $12 million to the bankruptcy estate, assume $3.1 million of Petrie Retail's executive severance obligations and waive approximately $3.8 million in fees and expenses allegedly owed to it under Petrie Retail's debtor-in-possession financing arrangement. In addition, on December 8, 1998, the Bankruptcy Court confirmed PS Stores' proposed plan of reorganization. The administrator of the Petrie Retail Plan and PS Stores has until October 31, 1999 to file objections to the claims asserted by creditors in those cases.

      Store Leases. As described above, in December 1998, Petrie Retail disposed of substantially all its remaining operations and store leases as part of the Petrie Retail Plan. Of the roughly 1600 stores that Petrie Retail operated prior to filing its bankruptcy petition in October 1995,
(i) 722 leases were rejected, (ii) 615 leases were assigned to third party retailers, including (A) 410 leases which were part of Petrie Retail's former G&G Shops Inc. division and were included in the sale of such division to an investor group led by Pegasus Partners, L.P. and certain executives of such division, (B) 85 leases which were sold to Urban Acquisition Corp. as part of the Petrie Retail Plan and (C) 120 leases which were not part of Petrie Retail's former G&G Shops Inc. division and which were sold to third party retailers other than Urban Acquisition Corp., (iii) 13 leases were retained by the reorganized Petrie Retail entity for stores which are currently managed by Urban Acquisition Corp. and which Urban Acquisition Corp. has the right to purchase at a later date and (iv) approximately 250 leases expired or were terminated by mutual landlord and tenant consent. In addition, an affiliate of the Liquidating Trust's real estate advisor has assumed Petrie Retail's former headquarters lease at 150 Meadowlands Parkway in Secaucus, New Jersey, which lease is guaranteed by the Liquidating Trust. The Liquidating Trust's real estate advisor has sublet a portion of the former headquarters space and is seeking to sublet the remainder of the space in an effort to mitigate the Liquidating Trust's liability under this lease, although no assurance can be given that such efforts will be successful.

      After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains the guarantor of 170 of the retail leases and the headquarters lease described above. The Liquidating Trust's theoretical exposure relating to these leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, would be approximately $53 million. Such exposure includes (i) approximately $32 million in potential liability related to 76 of the rejected store leases described above and 43 of the leases which have expired or were terminated by mutual landlord and tenant consent described above, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at March 31, 1999, (ii) approximately $3 million in potential liability relating to the headquarters lease, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at March 31, 1999, and (iii) approximately $18 million in potential liability related to 51 of the store leases which were either assigned to third party retailers or are still held by the successor of Petrie Retail. Of the $21 million in potential liability related to the assigned leases, the leases that are still held by the successor of Petrie Retail and the headquarters lease, approximately $4 million is due in 1999, approximately $5 million is due in 2000 and approximately $12 million is due thereafter.

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

      Employment Agreements. As previously disclosed, on October 23, 1995, Petrie Retail notified three former executives of Petrie that, as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of the retail operations. On April 25, 1996, the Liquidating Trust entered into settlement agreements with two of the former executives and on January 27, 1997 entered into a settlement agreement with the estate of the third executive. Pursuant to such settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under respective agreements with Petrie. The total cost of these settlements to the Liquidating Trust was approximately $3.2 million, of which approximately $515,000 (relating to certain unfunded pension obligations) remained unpaid and was included in the Liquidating Trust's accrued expenses and other liabilities at March 31, 1999.

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

      As previously disclosed, Petrie sold its retail operations to PS Stores on December 9, 1994, and on January 24, 1995 (the date on which Petrie's shareholders approved the Plan of Liquidation), Petrie commenced its liquidation. As a result, effective January 28, 1995, Petrie changed its basis of accounting from a going-concern basis to a liquidation basis. During the three months ended March 31, 1999 and 1998, the Liquidating Trust's activities were limited to continuing Petrie's liquidation in furtherance of the Plan of Liquidation. Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year.

RESULTS OF OPERATIONS

      The Liquidating Trust's net income for the three months ended March 31, 1999 was $4,963,000, as compared to a net loss of $5,291,000 for the three months ended March 31, 1998.

      In applying a liquidation basis of accounting, the Liquidating Trust has given effect in its results of operations to fluctuations in the market price of its Toys Common Stock, and has recorded an unrealized gain on the Toys Common Stock for the three months ended March 31, 1999 of $3,854,000, as compared to a net unrealized loss of $4,120,000 for the three months ended March 31, 1998.

      For the three months ended March 31, 1999, the Liquidating Trust incurred corporate overhead of $413,000, as compared to $2,887,000 for the three months ended March 31, 1998. Corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie including, but not limited to, costs and expenses that the Liquidating Trust has incurred as a result of Petrie Retail's failure to perform its obligations in connection with its bankruptcy filing, legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses. During the three months ended March 31, 1999, the Liquidating Trust's total accrual for lease liabilities was reduced by approximately $400,000 following the settlement and release of claims asserted by landlords. Included in corporate overhead for the three months ended March 31, 1998 are accruals of $2 million relating to the liability of the Liquidating Trust, as successor to Petrie, as a guarantor of certain leases under which Petrie Retail or one of its affiliates failed to perform.

      During the three months ended March 31, 1999, the Liquidating Trust earned investment income of $1,522,000, as compared to $1,855,000 earned during the three months ended March 31, 1998. The decrease in investment income for the three-month period ended March 31, 1999 is due to a reduced amount of funds available for investment and lower prevailing interest rates during such period.

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

      The assets of the Liquidating Trust are subject to the terms of a letter agreement dated as of January 24, 1995 (the "Side Letter Agreement"), pursuant to which Petrie agreed with Toys "R" Us that Petrie would retain, either individually or in combination, (i) cash in an amount of at least $177.5 million (the "Reserved Amount") or (ii) shares of Toys Common Stock having a market value (using $28-5/8 per share, the average of the high and low trading prices per share on January 20, 1995) of at least twice the Reserved Amount, to secure the payment of Petrie's contingent liabilities. Pursuant to the terms of this letter agreement, the Liquidating Trust, as successor to Petrie, is presently required to retain substantially all of its assets.

      In accordance with the Plan of Liquidation, at various times between January 23, 1997 and February 5, 1997, the Liquidating Trust sold an aggregate of 1,000,000 shares of Toys Common Stock for approximately $25.5 million in proceeds. In addition, at various times between April 28, 1999 and May 7, 1999, the Liquidating Trust sold an additional 367,000 shares of Toys Common Stock for approximately $8.5 million in proceeds. The Liquidating Trustees may determine to approve further sales of Toys Common Stock in the future.

      The Liquidating Trust entered into the Master Agreement with CIBC to protect the Liquidating Trust against certain investment risks associated with 2,000,000 shares of Toys Common Stock held by the Liquidating Trust. Pursuant to the Master Agreement, if on December 3, 1999 (the "Expiration Date") the price of Toys Common Stock is below $30.7264, CIBC will be obligated to pay the Liquidating Trust the difference between the Put Price and the then prevailing price of Toys Common Stock, multiplied by 2,000,000. If, on the Expiration Date, the price of Toys Common Stock is above $47.1137, the Liquidating Trust will be obligated to pay CIBC the difference between the Call Price and the then prevailing market price of Toys Common Stock, multiplied by 2,000,000. Any payment required to be made by the Liquidating Trust under the Master Agreement may, at the option of the Liquidating Trust, be made in cash or Toys Common Stock.

      In connection with the Master Agreement, the Liquidating Trust and CIBC also entered into the Secured Term Note, which provides for CIBC to make available to the Liquidating Trust a loan facility in the amount of approximately $55 million. This facility, if drawn upon, will bear interest at a floating rate equal to the three-month LIBOR rate plus thirty-five basis points. The Liquidating Trust does not presently anticipate that it will need to draw upon such facility. Any determination to draw upon the facility will be based upon the Liquidating Trust's then anticipated liquidity needs, including the status of its contingent liabilities. To secure the covenants made by the Liquidating Trust pursuant to the Master Agreement and the Secured Term Note, the Liquidating Trust has pledged for the benefit of CIBC 2,000,000 shares of Toys Common Stock pursuant to the Stock Pledge Agreement and the Tri-Party Custody Agreement. In the event that CIBC were to fail to perform its obligations under the Master Agreement, the Liquidating Trust would incur additional unrealized losses of approximately $23.8 million, based upon the market price of the Toys Common Stock on March 31, 1999.

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

      As of May 12, 1999, the Liquidating Trust's 3,688,576 shares of Toys Common Stock had a value of approximately $98.7 million, based upon (i) a closing price per share of $22 as reported on the New York Stock Exchange Composite Tape on such date with respect to 1,688,576 shares of Toys Common Stock held by the Liquidating Trust and (ii) the Put Price with respect to 2,000,000 shares of Toys Common Stock held by the Liquidating Trust which are subject to the Master Agreement. During the fifty-two weeks prior to May 12, 1999, the price per share of Toys Common Stock has fluctuated from a high of $28-5/8 to a low of $13-5/8. No assurance can be given as to the future market prices of Toys Common Stock.

      As of May 12, 1999, the Liquidating Trust had approximately $138 million in cash, cash equivalents and investments in U.S. Treasury obligations (including those held in escrow). The Liquidating Trust believes that it has sufficient liquid funds available to satisfy the foreseeable liabilities of the Liquidating Trust (including, without limitation, costs and expenses related to the administration of the Liquidating Trust such as legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses). To the extent that the Liquidating Trust's liquid funds are insufficient to satisfy such liabilities, however, the Liquidating Trust will sell some or all (subject to the provisions of agreements entered into with third parties) of the remaining shares of Toys Common Stock that it holds. In addition, the Liquidating Trust also has available approximately $55 million under the Secured Term Note facility with CIBC. The Liquidating Trust has not made any liquidating distributions since its establishment. The Liquidating Trustees have determined not to approve any further distributions of cash or shares of Toys Common Stock to holders of Units of Beneficial Interest until the status of the Liquidating Trust's contingent liabilities is clarified. See "--Contingent Liabilities."

CONTINGENT LIABILITIES

      As more fully described in Item 1 of Part I, the Liquidating Trust, as successor to Petrie, has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to (i) guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale to the extent that Petrie Retail or its successor fails to perform; and (ii) Petrie's agreement with Petrie Retail to indemnify it for certain liabilities relating to Petrie Retail's withdrawal from the United Auto Workers District 65 Security Plan Pension Fund. At March 31, 1999, the Liquidating Trust, as successor to Petrie, had accrued approximately $38 million for contingent liabilities. As the scope of these liabilities becomes better defined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions. See Notes to Financial Statements.

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


                              PETRIE STORES LIQUIDATING TRUST


Dated:  May 17, 1999          By    /s/  STEPHANIE R. JOSEPH
                                 ---------------------------------------------
                                    Stephanie R. Joseph
                                    Manager and Chief Executive Officer


Dated:  May 17, 1999          By     /s/  H. BARTLETT BROWN
                                 -------------------------------------------
                                    H. Bartlett Brown
                                    Assistant Manager and Chief Financial
                                    Officer