Form 10-Q
period 1999-06-30
PETRIE STORES LIQUIDATING TRUST
filed 1999-08-16
CIK 77808

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                           --------------------

                                 FORM 10-Q
                              QUARTERLY REPORT
                   PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                           --------------------

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

         Yes:   X    No:

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of August 12, 1999, there were 52,350,238 Units of Beneficial Interest outstanding.




                      PETRIE STORES LIQUIDATING TRUST

                              INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION
                                                                       Page
Item 1. Financial Statements
        Statements of Net Assets in Liquidation - June 30,
          1999 (Unaudited) and December 31, 1998........................ 2
        Statements of Changes in Net Assets in Liquidation
          (Unaudited) - For the Three and Six Months Ended
          June 30, 1999 and 1998........................................ 3
        Notes to Financial Statements................................... 4
Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................16
Item 6.  Exhibits and Reports on Form 8-K...............................16



                      PETRIE STORES LIQUIDATING TRUST

                  STATEMENTS OF NET ASSETS IN LIQUIDATION

                               (IN THOUSANDS)


                                                 JUNE 30, 1999   DECEMBER 31,
                                                  (UNAUDITED)        1998
                                                 -------------   ------------
ASSETS
Cash and cash equivalents.......................   $       117     $      138
U.S. Treasury obligations.......................       100,595         91,617
U.S. Treasury obligations held in escrow........        37,500         37,500
Investments in common stock (including
   3,493,450 shares of Toys "R" Us
   common stock held in escrow).................        96,385         96,269
                                                 -------------   ------------
Total assets....................................       234,597        225,524

LIABILITIES
Accrued expenses and other liabilities..........        38,153         40,811

Commitments and contingencies

                                                 -------------   ------------
Net assets in liquidation.......................      $196,444       $184,713
                                                 =============   ============


See accompanying notes.



                          PETRIE STORES LIQUIDATING TRUST

                STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                    (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                        THREE         THREE         SIX          SIX
                                       MONTHS         MONTHS       MONTHS      MONTHS
                                        ENDED          ENDED        ENDED        ENDED
                                       JUNE 30,       JUNE 30,     JUNE 30,    JUNE 30,
                                         1999           1998         1999        1998
                                     ------------    ----------    --------    ---------
Net assets in liquidation at
  beginning of period...............     $189,676      $207,334    $184,713     $212,625
                                     ------------    ----------    --------    ---------
Investment income...................        1,539         1,863       3,061        3,719
Corporate overhead (expense)
  benefit...........................          491         (214)          78      (3,102)
Net realized and unrealized
  gain (loss) on investments........        4,738      (13,747)       8,592     (18,006)
                                     ------------    ----------    --------    ---------

Net income (loss) for the period....       6 ,768      (12,098)      11,731     (17,389)
                                     ------------    ----------    --------    ---------
Net assets in liquidation at
  end of period.....................     $196,444      $195,236    $196,444     $195,236
                                     ============    ==========    ========    =========

Net income (loss) per unit..........     $    .13      ($  .23)    $    .22     ($  .33)
                                     ============    ==========    ========    =========

Weighted average number of units....       52,350        52,350      52,350       52,350
                                     ============    ==========    ========    =========


See accompanying notes.




                        PETRIE STORES LIQUIDATING TRUST

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                 JUNE 30, 1999

1.    INTERIM REPORTING

      The accompanying unaudited financial statements of Petrie Stores Liquidating Trust (the "Liquidating Trust") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Liquidating Trust, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, reference is made to the financial statements and footnotes thereto included in the Liquidating Trust's Annual Report on Form 10-K for the year ended December 31, 1998.

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

      Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year. A liquidation basis of accounting was implemented as of January 28, 1995. The statements of net assets in liquidation at June 30, 1999 and December 31, 1998 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

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

3.    INVESTMENTS IN COMMON STOCK

      At June 30, 1999, the Liquidating Trust's investments in common stock consisted of 3,688,576 shares of common stock of Toys "R" Us, which operates a chain of specialty retail stores principally engaged in the sale of toys and children's clothing in the United States and abroad. While the shares of Toys Common Stock held by the Liquidating Trust generally are carried at market value, at June 30, 1999, 2,000,000 of such shares (which are subject to the terms of the Master Agreement described below) were carried at the Put Price (as defined below) because the market value of Toys Common Stock on June 30, 1999 was below the Put Price.

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

      The Liquidating Trust has also entered into a Master Agreement (based on the International Swaps and Derivatives Association Form), dated as of November 19, 1997 (the "Master Agreement"), with CIBC, to protect the Liquidating Trust against certain investment risks associated with 2,000,000 shares of Toys Common Stock held by the Liquidating Trust. Pursuant to the Master Agreement, if on December 3, 1999 the price of Toys Common Stock is below $30.7264 (the "Put Price"), CIBC will be obligated to pay the Liquidating Trust the difference between the Put Price and the then prevailing price of Toys Common Stock, multiplied by 2,000,000. If on December 3, 1999 the price of Toys Common Stock is above $47.1137 (the "Call Price"), the Liquidating Trust will be obligated to pay CIBC the difference between the Call Price and the then prevailing market price of Toys Common Stock, multiplied by 2,000,000. Any payment required to be made by the Liquidating Trust under the Master Agreement may, at the option of the Liquidating Trust, be made in cash or Toys Common Stock. To secure the covenants made by the Liquidating Trust pursuant to the Master Agreement and a Secured Term Note, dated as of December 31, 1997 (the "Secured Term Note"), between the Liquidating Trust and the CIBC, the Liquidating Trust has pledged for the benefit of CIBC 2,000,000 shares of Toys Common Stock pursuant to a Stock Pledge Agreement, dated as of December 31, 1997, and a Tri-Party Custody Agreement, dated as of December 31, 1997, among the United States Trust Company of New York, the Liquidating Trust and CIBC. In the event that CIBC were to fail to perform its obligations under the Master Agreement, the Liquidating Trust would incur additional unrealized losses of approximately $20 million, based upon the market price of the Toys Common Stock on June 30, 1999.

      In connection with the Master Agreement, the Liquidating Trust and CIBC have also entered into the Secured Term Note, which provides for CIBC to make available to the Liquidating Trust a loan facility permitting borrowings of up to $55,000,000. This facility, if drawn upon, will mature on December 3, 1999 and will bear interest at a floating rate equal to the three-month LIBOR rate plus 0.35%, which rate will be reset quarterly. Interest on any borrowings under the Secured Term Note is compounded and payable quarterly and on the maturity date. As discussed above, the Secured Term Note is secured by 2,000,000 shares of Toys Common Stock. There was no principal outstanding under the Secured Term Note at June 30, 1999.

      As previously disclosed, (i) at various times between January 23, 1997 and February 5, 1997, the Liquidating Trust sold an aggregate of 1,000,000 shares of Toys Common Stock for approximately $25.5 million in proceeds and (ii) at various times between April 28, 1999 and May 7, 1999, the Liquidating Trust sold an additional 367,000 shares of Toys Common Stock for approximately $8.5 million in proceeds. The Liquidating Trustees may determine to approve future sales of Toys Common Stock in the future.

      The price per share of Toys Common Stock, as reported on the New York Stock Exchange Composite Tape, increased from $16-15/16 per share at December 31, 1998 to $18-13/16 per share at March 31, 1999 and increased to $20-11/16 per share at June 30, 1999. As of August 12, 1999, the price per share of Toys Common Stock was $15-11/16.

4.    COMMITMENTS AND CONTINGENCIES

      As successor to Petrie, the Liquidating Trust has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to (i) guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail or its successor fails to perform; and (ii) Petrie's agreement with Petrie Retail to indemnify it for certain liabilities relating to the funding of, and Petrie Retail's withdrawal from, the United Auto Workers District 65 Security Plan Pension Fund (the "Multiemployer Plan"). The Liquidating Trust accrues liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters. At June 30, 1999 and December 31, 1998, the Liquidating Trust, as successor to Petrie, had accrued approximately $37 million and $39 million, respectively, for contingent liabilities. As the scope of these liabilities becomes better defined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

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

      On December 8, 1998, the Bankruptcy Court confirmed the proposed plan of reorganization for Petrie Retail (the "Petrie Retail Plan"), which modified the plan of reorganization filed by Petrie Retail and Warburg
Pincus Ventures, L.P. ("Warburg") with the Bankruptcy Court on August 6, 1998, as amended. Under the confirmed Petrie Retail Plan, Petrie Retail sold substantially all of its remaining operating assets to Urban
Acquisition Corp., an affiliate of Urban Brands, Inc., a retailer that operates under the Ashley Stewart trade name, for $52.25 million, and retained 13 of its store leases, for which Warburg was required to contribute $12 million to the bankruptcy estate, assume $3.1 million of Petrie Retail's executive severance obligations and waive approximately
$3.8 million in fees and expenses allegedly owed to it under Petrie
Retail's debtor-in-possession financing arrangement. In addition, on December 8, 1998, the Bankruptcy Court confirmed PS Stores' proposed plan of reorganization. The administrator of the Petrie Retail Plan has until October 31, 1999 to file objections to the claims asserted by creditors in that case. On August 5, 1999, the Bankruptcy Court in the PS Stores bankruptcy case approved a stipulation between the Liquidating Trust and PS Stores, which provides, among other things, that the Liquidating Trust would have an allowed general unsecured claim in that case and that PS Stores would make a distribution to the Liquidating Trust in an amount not less than $175,000 in respect of such claim.

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

      After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains the guarantor of 168 of the retail leases and the headquarters lease described above. The Liquidating Trust's theoretical exposure relating to these leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, would be approximately $49 million. Such exposure includes (i) approximately $30 million in potential liability related to 73 of the rejected store leases described above and 43 of the leases which have expired or were terminated by mutual landlord and tenant consent described above, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at June 30, 1999, (ii) approximately $3 million in potential liability relating to the headquarters lease, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at June 30, 1999, and (iii) approximately $16 million in potential liability related to 51 of the store leases which were either assigned to third party retailers or are still held by the successor of Petrie Retail. Of the $19 million in potential liability related to the assigned leases, the leases that are still held by the successor of Petrie Retail and the headquarters lease, approximately $2 million is due in 1999, approximately $5 million is due in 2000 and approximately $12 million is due thereafter.

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

      Employment Agreements. As previously disclosed, on October 23, 1995, Petrie Retail notified three former executives of Petrie that, as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of the retail operations. On April 25, 1996, the Liquidating Trust entered into settlement agreements with two of the former executives and on January 27, 1997 entered into a settlement agreement with the estate of the third executive. Pursuant to such settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under respective agreements with Petrie. The total cost of these settlements to the Liquidating Trust was approximately $3.2 million, of which approximately $490,000 (relating to certain unfunded pension obligations) remained unpaid and was included in the Liquidating Trust's accrued expenses and other liabilities at June 30, 1999.

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

      As previously disclosed, Petrie sold its retail operations to PS Stores on December 9, 1994, and on January 24, 1995 (the date on which Petrie's shareholders approved the Plan of Liquidation), Petrie commenced its liquidation. As a result, effective January 28, 1995, Petrie changed its basis of accounting from a going-concern basis to a liquidation basis. During the three and six months ended June 30, 1999 and 1998, the Liquidating Trust's activities were limited to continuing Petrie's liquidation in furtherance of the Plan of Liquidation. Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year.

RESULTS OF OPERATIONS

      The Liquidating Trust's net income for the three and six months ended June 30, 1999 was $6,768,000 and $11,731,000, respectively, as compared to a net loss of $12,098,000 and $17,389,000, respectively, for the three and six months ended June 30, 1998.

      In applying a liquidation basis of accounting, the Liquidating Trust has given effect in its results of operations to fluctuations in the market price of its Toys Common Stock, and has recorded an unrealized gain on the Toys Common Stock for the three and six months ended June 30, 1999 of $3,166,000 and $7,020,000, respectively, as compared to a net unrealized loss of $13,747,000 and $17,867,000, respectively, for the three and six months ended June 30, 1998. In addition, during the three and six months ended June 30, 1999, the Liquidating Trust recognized a gain of $1,572,000 on the sale of 367,000 shares of Toys Common Stock.

      For the three and six months ended June 30, 1999, the Liquidating Trust realized a benefit in corporate overhead of $491,000 and $78,000, respectively, as compared to expense of $214,000 and $3,102,000, respectively, for the three and six months ended June 30, 1998. Corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie including, but not limited to, costs and expenses that the Liquidating Trust has incurred as a result of Petrie Retail's failure to perform its obligations in connection with its bankruptcy filing, legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses. The Liquidating Trust's benefit in corporate overhead during the three and six months ended June 30, 1999 was due primarily to (i) the Liquidating Trust's receipt in April 1999 of $312,382 from Petrie Retail pursuant to a stipulation approved by the Bankruptcy Court in respect of certain income taxes previously paid by the Liquidating Trust, as successor to Petrie,
(ii) the Liquidating Trust's receipt in April 1999 of $407,722 from Zurich-American Insurance Group in respect of certain retrospective insurance premium adjustments based on claims made as of December 31, 1998 and (iii) the reduction by $200,000 and $600,000, respectively, of the Liquidating Trust's total accrual for lease liabilities following the settlement and release of claims asserted by landlords. Included in corporate overhead for the three and six months ended June 30, 1998 are accruals of $2 million relating to the liability of the Liquidating Trust, as successor to Petrie, as a guarantor of certain leases under which Petrie Retail or one of its affiliates failed to perform.

      During the three and six months ended June 30, 1999, the Liquidating Trust earned investment income of $1,539,000 and $3,061,000, respectively, as compared to $1,863,000 and $3,719,000, respectively, earned during the three and six months ended June 30, 1998. The decrease in investment income for the three and six month periods ended June 30, 1999 is due to lower prevailing interest rates during such periods.

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

      In connection with the Master Agreement, the Liquidating Trust and CIBC also entered into the Secured Term Note, which provides for CIBC to make available to the Liquidating Trust a loan facility in the amount of approximately $55 million. This facility, if drawn upon, will bear interest at a floating rate equal to the three-month LIBOR rate plus thirty-five basis points. The Liquidating Trust does not presently anticipate that it will need to draw upon such facility. Any determination to draw upon the facility will be based upon the Liquidating Trust's then anticipated liquidity needs, including the status of its contingent liabilities. To secure the covenants made by the Liquidating Trust pursuant to the Master Agreement and the Secured Term Note, the Liquidating Trust has pledged for the benefit of CIBC 2,000,000 shares of Toys Common Stock pursuant to the Stock Pledge Agreement and the Tri-Party Custody Agreement. In the event that CIBC were to fail to perform its obligations under the Master Agreement, the Liquidating Trust would incur additional unrealized losses of approximately $20 million, based upon the market price of the Toys Common Stock on June 30, 1999.

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

      As of August 12, 1999, the Liquidating Trust's 3,688,576 shares of Toys Common Stock had a value of approximately $87.9 million, based upon
(i) a closing price per share of 15-11/16 as reported on the New York Stock Exchange Composite Tape on such date with respect to 1,688,576 shares of Toys Common Stock held by the Liquidating Trust and (ii) the Put Price with respect to 2,000,000 shares of Toys Common Stock held by the Liquidating Trust which are subject to the Master Agreement. During the fifty-two weeks prior to August 12, 1999, the price per share of Toys Common Stock has fluctuated from a high of $24-3/4 to a low of $13-5/8. No assurance can be given as to the future market prices of Toys Common Stock.

      As of August 12, 1999, the Liquidating Trust had approximately $138 million in cash, cash equivalents and investments in U.S. Treasury obligations (including those held in escrow). The Liquidating Trust believes that it has sufficient liquid funds available to satisfy the foreseeable liabilities of the Liquidating Trust (including, without limitation, costs and expenses related to the administration of the Liquidating Trust such as legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses). To the extent that the Liquidating Trust's liquid funds are insufficient to satisfy such liabilities, however, the Liquidating Trust will sell some or all (subject to the provisions of agreements entered into with third parties) of the remaining shares of Toys Common Stock that it holds. In addition, the Liquidating Trust also has available approximately $55 million under the Secured Term Note facility with CIBC. The Liquidating Trust has not made any liquidating distributions since its establishment. The Liquidating Trustees have determined not to approve any further distributions of cash or shares of Toys Common Stock to holders of Units of Beneficial Interest until the status of the Liquidating Trust's contingent liabilities is clarified. See "--Contingent Liabilities."

CONTINGENT LIABILITIES

      As more fully described in Item 1 of Part I, the Liquidating Trust, as successor to Petrie, has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to (i) guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale to the extent that Petrie Retail or its successor fails to perform; and (ii) Petrie's agreement with Petrie Retail to indemnify it for certain liabilities relating to Petrie Retail's withdrawal from the United Auto Workers District 65 Security Plan Pension Fund. At June 30, 1999, the Liquidating Trust, as successor to Petrie, had accrued approximately $37 million for contingent liabilities. As the scope of these liabilities becomes better defined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions. See Notes to Financial Statements.

NEW ACCOUNTING PRONOUNCEMENT

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be recorded in a company's balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statements No. 133." This statement defers for one year the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Liquidating Trust is in the process of evaluating this statement and has not yet determined the future impact on its consolidated financial statements.

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


                                  PETRIE STORES LIQUIDATING TRUST


Dated:  August 16, 1999           By /s/ Stephanie R. Joseph
                                    --------------------------------------
                                    Stephanie R. Joseph
                                    Manager and Chief Executive Officer


Dated:  August 16, 1999           By  /s/ H. Bartlett Brown
                                    --------------------------------------
                                    H. Bartlett Brown
                                    Assistant Manager and Chief Financial
                                    Officer