Form 10-Q
period 1999-09-30
PETRIE STORES LIQUIDATING TRUST
filed 1999-11-15
CIK 77808

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-Q
                              QUARTERLY REPORT
                   PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of November 12, 1999, there were 52,350,238 Units of Beneficial Interest outstanding.




                        PETRIE STORES LIQUIDATING TRUST

                              INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION
                                                                          Page
Item 1.  Financial Statements
         Statements of Net Assets in Liquidation - September 30, 1999
            (Unaudited) and December 31, 1998............................. 2
         Statements of Changes in Net Assets in Liquidation
            (Unaudited) - For the Three and Nine Months Ended
            September 30, 1999 and 1998................................... 3
         Notes to Financial Statements.................................... 4
Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.........................................10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................16
Item 6.  Exhibits and Reports on Form 8-K.................................16



                        PETRIE STORES LIQUIDATING TRUST

                    STATEMENTS OF NET ASSETS IN LIQUIDATION

                                (IN THOUSANDS)



                                                     SEPTEMBER 30,
                                                         1999        DECEMBER 31,
                                                      (UNAUDITED)        1998
                                                     -------------   ------------
ASSETS
Cash and cash equivalents...........................    $      303     $      138
U.S. Treasury obligations...........................       101,683         91,617
U.S. Treasury obligations held in escrow............        37,500         37,500
Investments in common stock (including 3,493,450
    shares of Toys "R" Us common stock held
    in escrow)......................................        86,781         96,269
                                                     -------------   ------------
Total assets........................................       226,267        225,524

LIABILITIES
Accrued expenses and other liabilities..............        37,736         40,811

Commitments and contingencies

                                                     -------------   ------------
Net assets in liquidation...........................      $188,531       $184,713
                                                     =============   ============



See accompanying notes.





                        PETRIE STORES LIQUIDATING TRUST


              STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)



                                                 THREE         NINE          NINE
                               THREE MONTHS      MONTHS        MONTHS        MONTHS
                                  ENDED          ENDED         ENDED         ENDED
                                SEPTEMBER      SEPTEMBER     SEPTEMBER     SEPTEMBER
                                   30,            30,           30,           30,
                                   1999           1998          1999          1998
                               ------------    ----------    ----------    ----------
Net assets in liquidation at
beginning of period.........      $196,444      $195,236      $184,713      $212,625
                               ------------    ----------    ----------    ----------
Investment income.............       1,616         1,762         4,677         5,481
Corporate overhead (expense)
benefit.......................          75          (364)          153        (3,466)
Net realized and unrealized
gain (loss) on
investments...................      (9,604)      (14,903)       (1,012)      (32,909)
                               ------------    ----------    ----------    ----------
Net income (loss) for the
period........................      (7,913)      (13,505)         3,818      (30,894)
                               ------------    ----------    ----------    ----------
Net assets in liquidation at
end of period.................     $188,531      $181,731      $188,531      $181,731
                               ============    ==========    ==========    ==========
Net income (loss) per unit....  $      (.15)    $    (.26)     $    .07      $   (.59)
                               ============    ==========    ==========    ==========
Weighted average number of
units.........................       52,350        52,350        52,350        52,350
                               ============    ==========    ==========    ==========

See accompanying notes.




                      PETRIE STORES LIQUIDATING TRUST

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                             SEPTEMBER 30, 1999

1.    INTERIM REPORTING

      The accompanying unaudited financial statements of Petrie Stores Liquidating Trust (the "Liquidating Trust") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Liquidating Trust, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, reference is made to the financial statements and footnotes thereto included in the Liquidating Trust's Annual Report on Form 10-K for the year ended December 31, 1998.

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

      Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year. A liquidation basis of accounting was implemented as of January 28, 1995. The statements of net assets in liquidation at September 30, 1999 and December 31, 1998 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

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

3.    INVESTMENTS IN COMMON STOCK

      At September 30, 1999, the Liquidating Trust's investments in common stock consisted of 3,688,576 shares of common stock of Toys "R" Us, which operates a chain of specialty retail stores principally engaged in the sale of toys and children's clothing in the United States and abroad. While the shares of Toys Common Stock held by the Liquidating Trust generally are carried at market value, at September 30, 1999, 2,000,000 of such shares (which are subject to the terms of the Master Agreement described below) were carried at the Put Price (as defined below) because the market value of Toys Common Stock on September 30, 1999 was below the Put Price.

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

      Petrie had also placed 3,200,082 shares of Toys Common Stock in a collateral account (the "Collateral Account") pursuant to the terms of an Amended and Restated Cash Collateral and Pledge Agreement, dated as of December 9, 1994 and amended as of January 24, 1995, among Petrie, PS Stores, certain subsidiaries of PS Stores, and Custodial Trust Company, as Collateral Agent (the "Amended and Restated Cash Collateral Agreement"). On December 19, 1995, the Amended and Restated Cash Collateral Agreement was further amended and restated and, pursuant thereto, the 3,200,082 shares of Toys Common Stock held in the Collateral Account were released to Petrie in exchange for Petrie's deposit of $67.5 million in U.S. Treasury obligations in the Collateral Account. In connection with the previously disclosed settlement of a dispute with the Internal Revenue Service (the "IRS"), approximately $32 million in U.S. Treasury obligations held in the Collateral Account were transferred to the Liquidating Trust on May 20, 1997. Pursuant to a stipulation and release approved by the bankruptcy court in Petrie Retail's bankruptcy case (discussed below), an additional $32 million in U.S. Treasury obligations held in the Collateral Account were transferred to the Liquidating Trust on November 10, 1999. The Liquidating Trust is currently required to maintain approximately $5.5 million in the Collateral Account. The U.S. Treasury obligations held in the Collateral Account pursuant to the Amended and Restated Cash Collateral Agreement secure the payment of certain obligations of the Liquidating Trust, as successor to Petrie, to PS Stores arising under (i) the Retail Operations Stock Purchase Agreement and (ii) the Cross-Indemnification and Procedure Agreement, dated as of December 9, 1994, between Petrie and PS Stores (Note 4).

      The Liquidating Trust has also entered into a Master Agreement (based on the International Swaps and Derivatives Association Form), dated as of November 19, 1997 (the "Master Agreement"), with CIBC, to protect the Liquidating Trust against certain investment risks associated with 2,000,000 shares of Toys Common Stock held by the Liquidating Trust. Pursuant to the Master Agreement, if on December 3, 1999 the price of Toys Common Stock is below $30.7264 (the "Put Price"), CIBC will be obligated to pay the Liquidating Trust the difference between the Put Price and the then prevailing price of Toys Common Stock, multiplied by 2,000,000. If on December 3, 1999 the price of Toys Common Stock is above $47.1137 (the "Call Price"), the Liquidating Trust will be obligated to pay CIBC the difference between the Call Price and the then prevailing market price of Toys Common Stock, multiplied by 2,000,000. Any payment required to be made by the Liquidating Trust under the Master Agreement may, at the option of the Liquidating Trust, be made in cash or in Toys Common Stock. In addition, under the Master Agreement, the Liquidating Trust may elect to receive the entire Put Price (in lieu of receiving the difference between the Put Price and the prevailing price of Toys Common Stock) by delivering to CIBC the 2,000,000 shares of Toys Common Stock subject to the Master Agreement. To secure the covenants made by the Liquidating Trust pursuant to the Master Agreement and a Secured Term Note, dated as of December 31, 1997 (the "Secured Term Note"), between the Liquidating Trust and the CIBC, the Liquidating Trust has pledged for the benefit of CIBC 2,000,000 shares of Toys Common Stock pursuant to a Stock Pledge Agreement, dated as of December 31, 1997, and a Tri-Party Custody Agreement, dated as of December 31, 1997, among the United States Trust Company of New York, the Liquidating Trust and CIBC. In the event that CIBC were to fail to perform its obligations under the Master Agreement, the Liquidating Trust would incur additional unrealized losses of approximately $31 million, based upon the market price of the Toys Common Stock on September 30, 1999. Upon mutual agreement of the Liquidating Trust and CIBC, the Master Agreement may be terminated, and the transactions contemplated by the Master Agreement settled, prior to the currently scheduled December 3, 1999 termination date.

      In connection with the Master Agreement, the Liquidating Trust and CIBC have also entered into the Secured Term Note, which provides for CIBC to make available to the Liquidating Trust a loan facility permitting borrowings of up to $55,000,000. This facility, if drawn upon, will mature on December 3, 1999 and will bear interest at a floating rate equal to the three-month LIBOR rate plus 0.35%, which rate will be reset quarterly. Interest on any borrowings under the Secured Term Note is compounded and payable quarterly and on the maturity date. As discussed above, the Secured Term Note is secured by 2,000,000 shares of Toys Common Stock. There was no principal outstanding under the Secured Term Note at September 30, 1999.

      As previously disclosed, (i) at various times between January 23, 1997 and February 5, 1997, the Liquidating Trust sold an aggregate of 1,000,000 shares of Toys Common Stock for approximately $25.5 million in proceeds and (ii) at various times between April 28, 1999 and May 7, 1999, the Liquidating Trust sold an additional 367,000 shares of Toys Common Stock for approximately $8.5 million in proceeds. The Liquidating Trustees may determine to approve future sales of Toys Common Stock.

      The price per share of Toys Common Stock, as reported on the New York Stock Exchange Composite Tape, decreased from $16-15/16 per share at December 31, 1998 to $15 per share at September 30, 1999. As of November 12, 1999, the price per share of Toys Common Stock was $16-1/2.

4.    COMMITMENTS AND CONTINGENCIES

      As successor to Petrie, the Liquidating Trust has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to (i) guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail or its successor fails to perform; and (ii) Petrie's agreement with Petrie Retail to indemnify it for certain liabilities relating to the funding of, and Petrie Retail's withdrawal from, the United Auto Workers District 65 Security Plan Pension Fund (the "Multiemployer Plan"). The Liquidating Trust accrues liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters. At September 30, 1999 and December 31, 1998, the Liquidating Trust, as successor to Petrie, had accrued approximately $37 million and $39 million, respectively, for contingent liabilities. As the scope of these liabilities becomes better defined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

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

      On December 23, 1997, the Liquidating Trust filed over 110 claims in the Bankruptcy Court against Petrie Retail and certain of its affiliates with respect to an aggregate of approximately $14 million in payments which had then been made by the Liquidating Trust as a result of the failure by Petrie Retail or an affiliate thereof to perform or pay certain of the Assumed Obligations. The Liquidating Trust subsequently amended these claims such that it asserted fixed claims representing a total of approximately $16.9 million against Petrie Retail's estate. The Liquidating Trust also filed approximately 600 additional claims in the Bankruptcy Court against Petrie Retail and certain of its affiliates with respect to payments which the Liquidating Trust may in the future be required to make as a result of the failure by Petrie Retail or its affiliates to perform or pay Assumed Obligations. With respect to these claims, the Liquidating Trust's status is that of an unsecured creditor. There can be no assurance as to the timing or probability of the collection of these claims against the reorganized Petrie Retail entity or the amount of the payments, if any, that the reorganized Petrie Retail entity will make to creditors asserting unsecured claims. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from the reorganized Petrie Retail entity.

      On April 10, 1998, PS Stores, the parent of Petrie Retail, filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court. On August 7, 1998, the Liquidating Trust filed claims in the Bankruptcy Court against PS Stores substantially similar to those filed against Petrie Retail.

      On December 8, 1998, the Bankruptcy Court confirmed the proposed plan of reorganization for Petrie Retail (the "Petrie Retail Plan"), which modified the plan of reorganization filed by Petrie Retail and Warburg Pincus Ventures, L.P. ("Warburg") with the Bankruptcy Court on August 6, 1998, as amended. Under the confirmed Petrie Retail Plan, Petrie Retail sold substantially all of its remaining operating assets to Urban Acquisition Corp., an affiliate of Urban Brands, Inc., a retailer that operates under the Ashley Stewart trade name, for $52.25 million, and retained 13 of its store leases, for which Warburg was required to contribute $12 million to the bankruptcy estate, assume $3.1 million of Petrie Retail's executive severance obligations and waive approximately $3.8 million in fees and expenses allegedly owed to it under Petrie Retail's debtor-in-possession financing arrangement. The administrator of the Petrie Retail Plan has until May 1, 2000 to file objections to the claims asserted by creditors in that case.

      On December 8, 1998, the Bankruptcy Court confirmed PS Stores' proposed plan of reorganization. In August 1999, pursuant to a settlement approved by the Bankruptcy Court, the Liquidating Trust received a payment in the amount of $0.2 million from PS Stores' bankruptcy estate.

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

      After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains the guarantor of 168 of the retail leases and the headquarters lease described above. The Liquidating Trust's theoretical exposure relating to these leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, would be approximately $48 million. Such exposure includes (i) approximately $30 million in potential liability related to 73 of the rejected store leases described above and 43 of the leases which have expired or were terminated by mutual landlord and tenant consent described above, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at September 30, 1999, (ii) approximately $3 million in potential liability relating to the headquarters lease, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at September 30, 1999, and (iii) approximately $15 million in potential liability related to 51 of the store leases which were either assigned to third party retailers or are still held by the successor of Petrie Retail. Of the $18 million in potential liability related to the assigned leases, the leases that are still held by the successor of Petrie Retail and the headquarters lease, approximately $1 million is due in 1999, approximately $5 million is due in 2000 and approximately $12 million is due thereafter.

      As previously disclosed, landlords under leases relating to 135 stores operated by Petrie Retail or an affiliate thereof have alleged in a complaint that the Liquidating Trust, as successor to Petrie, has liability as a guarantor of certain leases notwithstanding Petrie's receipt from these landlords of releases of guarantees with respect to substantially all of such leases. Without giving effect to any present value discount, but after giving effect to rental payments made by Petrie Retail since the complaints were filed and assuming that all of the 135 stores which are the subject of these landlords' claims are closed and that the landlord in each case is unable to mitigate its damages, the Liquidating Trust estimates that such alleged guarantor liability currently represents approximately $51 million in lease payments. The Liquidating Trust believes it has substantial legal defenses to the landlords' claims and is vigorously contesting such claims. While a decision by a court in favor of such landlords could have a material adverse effect on the Liquidating Trust's liquidity and financial condition, based on available information and developments to date, the Liquidating Trust believes that such an outcome is unlikely.

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

      Employment Agreements. As previously disclosed, on October 23, 1995, Petrie Retail notified three former executives of Petrie that, as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of the retail operations. On April 25, 1996, the Liquidating Trust entered into settlement agreements with two of the former executives and on January 27, 1997 entered into a settlement agreement with the estate of the third executive. Pursuant to such settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under respective agreements with Petrie. The total cost of these settlements to the Liquidating Trust was approximately $3.2 million, of which approximately $465,000 (relating to certain unfunded pension obligations) remained unpaid and was included in the Liquidating Trust's accrued expenses and other liabilities at September 30, 1999.

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

      As previously disclosed, Petrie sold its retail operations to PS Stores on December 9, 1994, and on January 24, 1995 (the date on which Petrie's shareholders approved the Plan of Liquidation), Petrie commenced its liquidation. As a result, effective January 28, 1995, Petrie changed its basis of accounting from a going-concern basis to a liquidation basis. During the three and nine months ended September 30, 1999 and 1998, the Liquidating Trust's activities were limited to continuing Petrie's liquidation in furtherance of the Plan of Liquidation. Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year.


RESULTS OF OPERATIONS

      The Liquidating Trust's net income (loss) for the three and nine months ended September 30, 1999 was ($7,913,000) and $3,818,000, respectively, as compared to a net loss of $13,505,000 and $30,894,000, respectively, for the three and nine months ended September 30, 1998.

      In applying a liquidation basis of accounting, the Liquidating Trust has given effect in its results of operations to fluctuations in the market price of its Toys Common Stock, and has recorded an unrealized loss on the Toys Common Stock for the three and nine months ended September 30, 1999 of $9,604,000 and $2,583,000, respectively, as compared to a net unrealized loss of $14,903,000 and $32,770,000, respectively, for the three and nine months ended September 30, 1998. In addition, during the nine months ended September 30, 1999, the Liquidating Trust recognized a gain of $1,572,000 on the sale of 367,000 shares of Toys Common Stock.

      For the three and nine months ended September 30, 1999, the Liquidating Trust realized a benefit in corporate overhead of $75,000 and $153,000, respectively, as compared to expense of $364,000 and $3,466,000, respectively, for the three and nine months ended September 30, 1998. Corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie including, but not limited to, costs and expenses that the Liquidating Trust has incurred as a result of Petrie Retail's failure to perform its obligations in connection with its bankruptcy filing, legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses. The Liquidating Trust's benefit in corporate overhead during the three and nine months ended September 30, 1999 was due primarily to (i) the Liquidating Trust's receipt in April 1999 of $312,382 from Petrie Retail pursuant to a stipulation approved by the Bankruptcy Court in respect of certain income taxes previously paid by the Liquidating Trust, as successor to Petrie,
(ii) the Liquidating Trust's receipt in April 1999 of $407,722 from Zurich-American Insurance Group in respect of certain retrospective insurance premium adjustments based on claims made as of December 31, 1998,
(iii) the receipt by the Liquidating Trust of $177,707 from the bankruptcy estate of PS Stores in August 1999 and (iv) the reduction by $200,000 and $800,000, respectively, of the Liquidating Trust's total accrual for lease liabilities following the settlement and release of claims asserted by landlords. Included in corporate overhead for the three and nine months ended September 30, 1998 are accruals of $2 million relating to the liability of the Liquidating Trust, as successor to Petrie, as a guarantor of certain leases under which Petrie Retail or one of its affiliates failed to perform.

      During the three and nine months ended September 30, 1999, the Liquidating Trust earned investment income of $1,616,000 and $4,677,000, respectively, as compared to $1,762,000 and $5,481,000, respectively, earned during the three and nine months ended September 30, 1998. The decrease in investment income for the three and nine month periods ended September 30, 1999 is due to lower prevailing interest rates during such periods.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

      As previously disclosed, 3,493,450 shares of Toys Common Stock are held by the Liquidating Trust in an escrow account to provide for Petrie's obligations relating to certain contingent liabilities pursuant to the terms of the Toys Acquisition Agreement, the Retail Operations Stock Purchase Agreement and other agreements with Toys "R" Us and/or PS Stores. Of such 3,493,450 shares of Toys Common Stock, 2,000,000 shares are pledged to CIBC to secure the Liquidating Trust's covenants under the Master Agreement and the Secured Term Note, as more fully described below. In addition, as discussed above, at September 30, 1999, the Liquidating Trust was required to hold $37.5 million (which amount was reduced to approximately $5.5 million pursuant to a stipulation approved by the Bankruptcy Court on November 8, 1999) in a collateral account to secure the Liquidating Trust's obligation to indemnify PS Stores for certain liabilities relating to Petrie Retail's withdrawal from a multiemployer pension plan.

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

      In accordance with the Plan of Liquidation, at various times between January 23, 1997 and February 5, 1997, the Liquidating Trust sold an aggregate of 1,000,000 shares of Toys Common Stock for approximately $25.5 million in proceeds. In addition, at various times between April 28, 1999 and May 7, 1999, the Liquidating Trust sold an additional 367,000 shares of Toys Common Stock for approximately $8.5 million in proceeds. The Liquidating Trustees may determine to approve further sales of Toys Common Stock.

      The Liquidating Trust entered into the Master Agreement with CIBC to protect the Liquidating Trust against certain investment risks associated with 2,000,000 shares of Toys Common Stock held by the Liquidating Trust. Pursuant to the Master Agreement, if on December 3, 1999 (the "Expiration Date") the price of Toys Common Stock is below $30.7264, CIBC will be obligated to pay the Liquidating Trust the difference between the Put Price and the then prevailing price of Toys Common Stock, multiplied by 2,000,000. If, on the Expiration Date, the price of Toys Common Stock is above $47.1137, the Liquidating Trust will be obligated to pay CIBC the difference between the Call Price and the then prevailing market price of Toys Common Stock, multiplied by 2,000,000. Any payment required to be made by the Liquidating Trust under the Master Agreement may, at the option of the Liquidating Trust, be made in cash or Toys Common Stock. In addition, under the Master Agreement, the Liquidating Trust may elect to receive the entire Put Price (in lieu of receiving the difference between the Put Price and the prevailing price of Toys Common Stock) by delivering to CIBC the 2,000,000 shares of Toys Common Stock subject to the Master Agreement. Upon mutual agreement of the Liquidating Trust and CIBC, the Master Agreement may be terminated, and the transactions contemplated by the Master Agreement settled, prior to the Expiration Date.

      In connection with the Master Agreement, the Liquidating Trust and CIBC also entered into the Secured Term Note, which provides for CIBC to make available to the Liquidating Trust a loan facility in the amount of approximately $55 million. This facility, if drawn upon, will bear interest at a floating rate equal to the three-month LIBOR rate plus thirty-five basis points. The Liquidating Trust does not presently anticipate that it will need to draw upon such facility. Any determination to draw upon the facility will be based upon the Liquidating Trust's then anticipated liquidity needs, including the status of its contingent liabilities. To secure the covenants made by the Liquidating Trust pursuant to the Master Agreement and the Secured Term Note, the Liquidating Trust has pledged for the benefit of CIBC 2,000,000 shares of Toys Common Stock pursuant to the Stock Pledge Agreement and the Tri-Party Custody Agreement. In the event that CIBC were to fail to perform its obligations under the Master Agreement, the Liquidating Trust would incur additional unrealized losses of approximately $31 million, based upon the market price of the Toys Common Stock on September 30, 1999.

      As of November 12, 1999, the Liquidating Trust's 3,688,576 shares of Toys Common Stock had a value of approximately $89.3 million, based upon
(i) a closing price per share of $16-1/2 as reported on the New York Stock Exchange Composite Tape on such date with respect to 1,688,576 shares of Toys Common Stock held by the Liquidating Trust and (ii) the Put Price with respect to 2,000,000 shares of Toys Common Stock held by the Liquidating Trust which are subject to the Master Agreement. During the fifty-two weeks prior to November 12, 1999, the price per share of Toys Common Stock has fluctuated from a high of $24-3/4 to a low of $13-1/8. No assurance can be given as to the future market prices of Toys Common Stock.

      As of November 12, 1999, the Liquidating Trust had approximately $141 million in cash, cash equivalents and investments in U.S. Treasury obligations (including those held in escrow). The Liquidating Trust believes that it has sufficient liquid funds available to satisfy the foreseeable liabilities of the Liquidating Trust (including, without limitation, costs and expenses related to the administration of the Liquidating Trust such as legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses). To the extent that the Liquidating Trust's liquid funds are insufficient to satisfy such liabilities, however, the Liquidating Trust will sell some or all (subject to the provisions of agreements entered into with third parties) of the remaining shares of Toys Common Stock that it holds. In addition, the Liquidating Trust also has available until December 3, 1999 approximately $55 million under the Secured Term Note facility with CIBC. The Liquidating Trust has not made any liquidating distributions since its establishment. The Liquidating Trustees have determined not to approve any further distributions of cash or shares of Toys Common Stock to holders of Units of Beneficial Interest until the status of the Liquidating Trust's contingent liabilities is clarified. See "--Contingent Liabilities."

CONTINGENT LIABILITIES

      As more fully described in Item 1 of Part I, the Liquidating Trust, as successor to Petrie, has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to (i) guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale to the extent that Petrie Retail or its successor fails to perform; and (ii) Petrie's agreement with Petrie Retail to indemnify it for certain liabilities relating to Petrie Retail's withdrawal from the United Auto Workers District 65 Security Plan Pension Fund. At September 30, 1999, the Liquidating Trust, as successor to Petrie, had accrued approximately $37 million for contingent liabilities. As the scope of these liabilities becomes better defined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions. See Notes to Financial Statements.

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


                              PETRIE STORES LIQUIDATING TRUST


Dated:  November 15, 1999     By /s/ Stephanie R. Joseph
                                  ---------------------------------------
                                    Stephanie R. Joseph
                                    Manager and Chief Executive Officer


Dated:  November 15, 1999     By /s/ H. Bartlett Brown
                                ------------------------------------------
                                    H. Bartlett Brown
                                    Assistant Manager and Chief Financial
                                    Officer