Form 10-K405
period 1999-12-31
PETRIE STORES LIQUIDATING TRUST
filed 2000-03-30
CIK 77808

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                   FORM 10-K
                                 ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                            ------------------------

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999       COMMISSION FILE NUMBER: 0-3777
                            ------------------------

                        PETRIE STORES LIQUIDATING TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                           NEW YORK                                                       22-6679945
               (STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER IDENTIFICATION NO.)
                INCORPORATION OR ORGANIZATION)

                           201 ROUTE 17, SUITE 300
                         RUTHERFORD, NEW JERSEY 07070
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

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

     As of March 27, 2000, the most recent practicable date prior to the printing of this report, there were 52,350,238 units of beneficial interest of the Petrie Stores Liquidating Trust (the "Liquidating Trust") outstanding; and the aggregate market value of the units of beneficial interest held by non-affiliates was $31,767,047, based upon the average of the bid and asked prices on March 27, 2000 of $1.3125 per unit of beneficial interest (as quoted on the OTC Bulletin Board). For purposes of this calculation, the Liquidating Trust has assumed that HBK Investments L.P., HBK Finance L.P. and T. Rowe Price Associates, Inc. are not affiliates of the Liquidating Trust.

     Documents Incorporated by Reference:

     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

  PART I
       Item 1.     Business....................................................................................     2
       Item 2.     Properties..................................................................................     4
       Item 3.     Legal Proceedings...........................................................................     4
       Item 4.     Submission of Matters to a Vote of Security Holders.........................................     4

  PART II
       Item 5.     Market for the Registrant's Common Equity and Related Security Holder Matters...............     5
       Item 6.     Selected Financial Data.....................................................................     6
       Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......     7
       Item 7A.    Quantitative and Qualitative Disclosures of Market Risk.....................................    13
       Item 8.     Financial Statements and Supplementary Data.................................................    13
       Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........    13

  PART III
       Item 10.    Directors and Executive Officers of the Registrant..........................................    14
       Item 11.    Executive Compensation......................................................................    15
       Item 12.    Security Ownership of Certain Beneficial Owners and Management..............................    16
       Item 13.    Certain Relationships and Related Transactions..............................................    17

  PART IV
       Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................    18

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

     Since January 24, 1995, the date on which Petrie's shareholders approved the Plan of Liquidation, Petrie (and its successor, the Liquidating Trust)
(i) placed 3,493,450 shares of Toys Common Stock into an escrow account to provide for the payment of Petrie's contingent liabilities pursuant to the terms of the Toys Acquisition Agreement, the Retail Operations Stock Purchase Agreement and other agreements with Toys "R" Us and/or PS Stores (which escrow account terminated in accordance with its terms on January 24, 2000); (ii) made two liquidating distributions to Petrie shareholders of an aggregate of 31,410,144 shares of Toys Common Stock; (iii) made one liquidating distribution to unit holders of the Liquidating Trust of approximately $78.5 million in cash and 1,688,576 shares of Toys Common Stock; (iv) sold an aggregate of 6,977,700 shares of Toys Common Stock; and (v) delivered 2,000,000 shares of Toys Common Stock to Canadian Imperial Bank of Commerce in exchange for a cash payment of approximately $61.4 million in connection with the settlement of the transactions contemplated by the Master Agreement (as defined below). As a result of the foregoing transactions, the Liquidating Trust no longer holds any shares of Toys Common Stock.

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

     The Liquidating Trust had entered into a Master Agreement (based on the International Swaps and Derivatives Association Form), dated as of November 19, 1997 (the "Master Agreement"), with Canadian Imperial Bank of Commerce ("CIBC"), to protect the Liquidating Trust against certain investment risks associated with 2,000,000 shares of the Toys Common Stock held by the Liquidating Trust. Pursuant to the Master Agreement, if on December 3, 1999, the price of Toys Common Stock were below $30.7264 (the "Put Price"), CIBC would have been obligated to pay the Liquidating Trust the difference between the Put Price and the then prevailing price of Toys Common Stock, multiplied by 2,000,000. The Master Agreement provided that the Liquidating Trust had the right to elect to receive the entire Put Price (in lieu of receiving the difference between the Put Price and the prevailing price of Toys Common Stock) by delivering to CIBC the 2,000,000 shares of Toys Common Stock subject to the Master Agreement. On November 29, 1999, the Liquidating Trust and CIBC agreed to terminate the Master Agreement prior to the Master Agreement's scheduled termination date of December 3, 1999. In connection with such termination, the Liquidating Trust delivered to CIBC the 2,000,000 shares of Toys "R" Us, Inc. common stock which were subject to the Master Agreement in exchange for a cash payment of approximately
$61.4 million.

     The Liquidating Trust was established pursuant to an Agreement and Declaration of Trust, dated as of December 6, 1995, between Petrie and the trustees named therein (the "Liquidating Trust Agreement"). Pursuant to the Liquidating Trust Agreement, on January 22, 1996 (the "Succession Date"), Petrie transferred its assets (then consisting of approximately $131 million in cash and cash equivalents and 5,055,576 shares of Toys Common Stock) to, and its remaining fixed and contingent liabilities were assumed by (the "Succession"), the Liquidating Trust. Each holder of Petrie common stock, par value $1.00 per share ("Petrie Common Stock"), as of the close of business on the Succession Date, became the holder of one unit of beneficial interest in the Liquidating Trust for each share of Petrie Common Stock owned by such shareholder. Certificates representing shares of Petrie Common Stock were automatically deemed to represent a corresponding number of units of beneficial interest.

     The Liquidating Trust's activities are limited to winding up Petrie's affairs in furtherance of the Plan of Liquidation. The Liquidating Trust was established to enable Petrie to liquidate prior to fully winding up its affairs, in accordance with the terms of a private letter ruling received by Petrie from the IRS on November 15, 1994. The Liquidating Trust Agreement prohibits the Liquidating Trustees from entering into or engaging in any trade or business on behalf of the Liquidating Trust or its unit holders and from receiving any property, making any distribution, satisfying or discharging any claims, expenses, charges, liabilities or obligations or otherwise taking any action which, in any case, is inconsistent with Petrie's complete liquidation (as such term is used in and interpreted under Sections 368(a)(1)(C) and (a)(2)(G) of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations promulgated thereunder).

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

ITEM 3. LEGAL PROCEEDINGS.

     Aventura Malls Venture et al. v. Petrie Stores Corporation et al. As previously disclosed, on February 7, 1996, a complaint was filed in New York State Supreme Court against Petrie, the Liquidating Trust and the Liquidating Trustees by five landlords and certain of their affiliates seeking declaratory relief and unspecified damages for breach of contract and fraud with respect to 146 store leases. The complaint alleged that the Liquidating Trust, as successor to Petrie, had liability as a guarantor of certain of these leases, notwithstanding Petrie's receipt from these landlords of releases with respect to substantially all of the purported lease guarantees. On December 2, 1996, the plaintiffs served an amended complaint, which sought damages only against Petrie and the Liquidating Trust, added a claim for negligent misrepresentation and reduced to 135 the number of store leases subject to the action. On April 7, 1997, the trial court dismissed the plaintiffs' claims for fraud and negligent misrepresentation with respect to the releases of the guarantees. On
November 10, 1997, the plaintiffs appealed the decision of the trial court. On April 21, 1998, the trial court's decision was upheld on appeal. On
December 28, 1999, the Liquidating Trust paid the plaintiffs $2.4 million in settlement of their remaining claims against the Liquidating Trust and received a full release from all claims, without any recognition of wrongdoing or liability with respect to the claims asserted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS.

UNITS OF BENEFICIAL INTEREST

     Since January 23, 1996, the units of beneficial interest have been quoted on the OTC Bulletin Board under the symbol "PSTLS." The high and low closing prices per unit of beneficial interest are shown below:

                                                                                  HIGH      LOW
                                                                                  ----      ---
Year Ended December 31, 1998:
  First quarter (ended March 31, 1998).........................................    $3 3/16  $ 2 31/32
  Second quarter (ended June 30, 1998).........................................    $3 1/4   $ 2 49/64
  Third quarter (ended September 30, 1998).....................................    $2 55/64 $ 2 7/32
  Fourth quarter (ended December 31, 1998).....................................    $2 25/64 $ 1 3/4

Year Ended December 31, 1999:
  First quarter (ended March 31, 1999).........................................    $2 1/4   $ 2 1/16
  Second quarter (ended June 30, 1999).........................................    $2 7/8   $ 2 5/32
  Third quarter (ended September 30, 1999).....................................    $2 7/16  $ 2 1/4
  Fourth quarter (ended December 31, 1999).....................................    $2 7/16  $ 2 5/16

Year Ending December 31, 2000:
  First quarter (through March 27, 2000).......................................    $2 31/32 $ 1 1/8

     As of March 27, 2000, the most recent practicable date prior to the printing of this report, there were approximately 2,829 holders of record of units of beneficial interest of the Liquidating Trust. On February 11, 2000, the Liquidating Trust distributed to its unit holders a total of $78,525,357 in cash and its remaining 1,688,576 shares of Toys Common Stock, or $1.50 in cash and approximately 0.03225536 of a share of Toys Common Stock for each unit held of record at the close of business on January 31, 2000. Prior thereto, the Liquidating Trust had not made a liquidating distribution since its establishment on January 22, 1996. The Liquidating Trustees will consider additional distributions of cash to unit holders when the status of the Liquidating Trust's remaining contingent liabilities is further clarified.

ITEM 6. SELECTED FINANCIAL DATA.

     Set forth below are selected consolidated financial data of the Liquidating Trust as of and for the years ended December 31, 1999, 1998 and 1997 and the periods ended December 31, 1996 and January 22, 1996. A liquidation basis of accounting was implemented for all periods presented.

                                                                                                   PERIOD ENDED
                                            YEAR ENDED      YEAR ENDED      YEAR ENDED      ---------------------------
                                            DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    JANUARY 22,
                                             1999(2)         1998(2)         1997(2)          1996(2)       1996(1)(2)
                                            ------------    ------------    ------------    ------------    -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE OR PER UNIT AMOUNTS)
Corporate overhead.......................     $ (2,259)       $ (3,710)       $(24,717)      $  (30,304)    $   (25,321)
Income tax refund........................           --              --           4,066               --              --
Interest expense.........................           --              --              --               --              --
Investment income........................        6,703           7,165           8,164            6,467           1,793
Net realized and unrealized gain (loss)
  on investments.........................       (2,215)        (31,367)          1,783           44,572        (244,583)
                                              --------        --------        --------       ----------     -----------
Income (loss) before income tax
  benefit................................        2,229         (27,912)        (10,704)          20,735        (268,111)
                                              --------        --------        --------       ----------     -----------
Net income (loss)........................        2,229         (27,912)        (10,704)          20,735        (154,277)
                                              --------        --------        --------       ----------     -----------
                                              --------        --------        --------       ----------     -----------
Income (loss) per unit:
  Net income (loss)......................     $   0.04        $  (0.53)       $  (0.20)      $     0.40     $     (2.95)
                                              --------        --------        --------       ----------     -----------
                                              --------        --------        --------       ----------     -----------
Dividends per share or unit..............           --              --              --               --              --
                                              --------        --------        --------       ----------     -----------
                                              --------        --------        --------       ----------     -----------
Weighted average number of units.........       52,350          52,350          52,350           52,350          52,350
                                              --------        --------        --------       ----------     -----------
                                              --------        --------        --------       ----------     -----------
Total assets.............................     $223,966        $225,524        $263,585       $  275,707     $   237,916
                                              --------        --------        --------       ----------     -----------
                                              --------        --------        --------       ----------     -----------

------------------
(1) Total assets at January 22, 1996 reflect Petrie's first and second liquidating distributions of 26,175,109 shares (including 1,391 shares of Toys Common Stock distributed to certain former shareholders of Winkelman Stores Incorporated (a former subsidiary of Petrie) in respect of their interests in the first distribution) on March 24, 1995 and 5,235,035 shares of Toys Common Stock on August 15, 1995, and the sales of (a) 610,700 shares of Toys Common Stock on May 26, 1995, (b) an aggregate of 3,000,000 shares of Toys Common Stock on October 25 and 26, 1995 and (c) an aggregate of 2,000,000 shares of Toys Common Stock from December 28, 1995 through
    January 4, 1996.

(2) Corporate overhead charges during the years ended December 31, 1999, December 31, 1998 and December 31, 1997 and the periods ended December 31, 1996 and January 22, 1996 relate primarily to accruals for costs and expenses related to Petrie Retail's bankruptcy. During the year ended December 31, 1999, corporate overhead includes $2.0 million relating to an accrual in respect of the settlement of the Aventura Malls Venture action described above, which amount was partially offset by a reduction in the accrual for lease liabilities of approximately $800,000 following the settlement and release of claims asserted by certain other landlords. During the year ended December 31, 1999, corporate overhead also included professional fees and approximately $898,000 in income related to refunds received for retrospective insurance premiums, taxes paid on behalf of Petrie Retail and bankruptcy settlement payments. During the year ended December 31, 1998, the Liquidating Trust's total accrual for lease liabilities was reduced by approximately $2.0 million following the settlement and release of claims asserted by landlords, which reduction was offset by $2.3 million in accruals relating to other liabilities relating to Petrie Retail's bankruptcy. For the year ended December 31, 1997 and the periods ended December 31, 1996 and January 22, 1996, such overhead includes $18 million, $22 million and $15 million, respectively, relating to the liability of the Liquidating Trust, as successor to Petrie, as a guarantor of certain leases for which Petrie Retail or one of its affiliates has assumed liability and $3 million, $4 million and $5 million, respectively, relating to certain other liabilities related to Petrie Retail's bankruptcy. Corporate overhead also consists of other costs and expenses related to the liquidation and dissolution of Petrie, including, but not limited to, legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses.

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

RESULTS OF OPERATIONS

  Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

     The Liquidating Trust's net income for the year ended December 31, 1999 was $2,229,000, as compared to a net loss of $27,912,000 for the year ended
December 31, 1998.

     In applying a liquidation basis of accounting, the Liquidating Trust, as successor to Petrie, has given effect in its results of operations to fluctuations in the market price of the Toys Common Stock held by it during the years ended December 31, 1999 and December 31, 1998. The market price per share of Toys Common Stock fluctuated during the year ended December 31, 1999 as follows:

                                                                    CLOSING
DATE                                                                PRICE
-----------------------------------------------------------------   -------
December 31, 1998................................................     $16 15/16
March 31, 1999...................................................      18 13/16
June 30, 1999....................................................      20 11/16
September 30, 1999...............................................      15
December 31, 1999................................................      14 5/16

     The Liquidating Trust has recorded a net realized gain of $1,530,000 and an unrealized loss of $3,745,000 on the Toys Common Stock for the year ended December 31, 1999 as compared to an unrealized loss of $31,228,000 for the year ended December 31, 1998. At various times between April 28, 1999 and May 7, 1999, the Liquidating Trust sold an aggregate of 367,000 shares of Toys Common Stock for approximately $8.5 million and on November 29, 1999 delivered 2,000,000 shares of Toys Common Stock in exchange for a cash payment of approximately $61.4 million, resulting in the net realized gain of $1,530,000 described above.

     For the year ended December 31, 1999, the Liquidating Trust, as successor to Petrie, incurred corporate overhead of $2,259,000 as compared to $3,710,000 for the year ended December 31, 1998. The Liquidating Trust's corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie, including, but not limited to, costs and expenses that the Liquidating Trust incurred as a result of Petrie Retail's failure to perform its obligations in connection with its bankruptcy filing, legal fees, real estate advisory fees, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses. During the year ended December 31, 1999, corporate overhead included lower professional fees and approximately $898,000 in income related to refunds received for retrospective insurance premiums, taxes paid on behalf of Petrie Retail and bankruptcy settlement payments. During the year ended
December 31, 1999, corporate overhead includes $2.0 million relating to an accrual in respect of the settlement of the Aventura Malls Venture action described above, which amount was partially offset by a reduction in the accrual for lease liabilities of approximately $800,000 following the settlement and release of claims asserted by certain other landlords.

     During the year ended December 31, 1999, the Liquidating Trust, as successor to Petrie, earned $6,703,000 in investment income, as compared to $7,165,000 earned during the year ended December 31, 1998. The decrease in investment income earned during the year ended December 31, 1999 is due to lower prevailing interest rates.

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

     The Liquidating Trust recorded an unrealized loss on the Toys Common Stock for the year ended December 31, 1998 of $31,228,000, as compared to an unrealized gain of $6,336,000 for the year ended December 31, 1997. In addition, at various times between January 23, 1997 and February 5, 1997, the Liquidating Trust sold an aggregate of 1,000,000 shares of Toys Common Stock for approximately $25.5 million. The Liquidating Trust realized a loss with respect to such sale of approximately $4,375,000 for the year ended December 31, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

  General

     As previously disclosed, approximately $5.5 million in U.S. Treasury obligations is required to be held by the Liquidating Trust in the Collateral Account to secure the Liquidating Trust's obligation to indemnify PS Stores for certain liabilities relating to Petrie Retail's withdrawal from a multiemployer pension plan.

     The assets of the Liquidating Trust are subject to the terms of a letter agreement dated as of January 24, 1995 (the "Side Letter Agreement"), pursuant to which Petrie agreed with Toys "R" Us that Petrie would retain, either individually or in combination, (i) cash in an amount of at least $177.5 million (the "Reserved Amount") or (ii) shares of Toys Common Stock having a market value (using the per share price on January 20, 1995) of at least twice the Reserved Amount, to secure the payment of Petrie's contingent liabilities. In connection with the distribution of $78,525,357 in cash and 1,688,576 shares of Toys Common Stock by the Liquidating Trust on February 11, 2000, the Liquidating Trust provided Toys "R" Us with prior notice of the proposed distribution and Toys "R" Us agreed that it did not object to such distribution. Pursuant to the terms of the Side Letter Agreement, the Liquidating Trust is required to provide similar notice to Toys "R" Us prior to making any additional distributions.

     The Liquidating Trust had entered into the Master Agreement with CIBC to protect the Liquidating Trust against certain investment risks associated with 2,000,000 shares of Toys Common Stock held by the Liquidating Trust. Pursuant to the Master Agreement, if on December 3, 1999, the price of Toys Common Stock were below $30.7264 (the "Put Price"), CIBC would have been obligated to pay the Liquidating Trust the difference between the Put Price and the then prevailing price of Toys Common Stock, multiplied by 2,000,000. The Master Agreement provided that the Liquidating Trust had the right to elect to receive the entire Put Price (in lieu of receiving the difference between the Put Price and the prevailing price of Toys Common Stock) by delivering to CIBC the 2,000,000 shares of Toys Common Stock subject to the Master Agreement. On November 29, 1999, the Liquidating Trust and CIBC agreed to terminate the Master Agreement prior to the Master Agreement's scheduled termination date of December 3, 1999. In connection with such termination, the Liquidating Trust delivered to CIBC the 2,000,000 shares of Toys "R" Us, Inc. common stock which were subject to the Master Agreement in exchange for a cash payment of approximately $61.4 million.

     As of March 27, 2000, the Liquidating Trust had approximately $121 million in cash, cash equivalents and investments in U.S. Treasury obligations (including those held in the Collateral Account). The Liquidating Trust believes that it has sufficient liquid funds available to satisfy the foreseeable liabilities of the Liquidating Trust (including, without limitation, costs and expenses related to the administration of the Liquidating Trust such as legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses).

  Contingent Liabilities

     As successor to Petrie, the Liquidating Trust has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to (i) guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail or its successor fails to perform; and (ii) Petrie's agreement with Petrie Retail to indemnify it for certain liabilities relating to the funding of, and Petrie Retail's withdrawal from, the United Auto Workers District 65 Security Plan Pension Fund (the "Multiemployer Plan"). The Liquidating Trust accrues liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters. At December 31, 1999 and December 31, 1998, the Liquidating Trust, as successor to Petrie, had accrued approximately $36 million and $39 million, respectively, for contingent liabilities. As the scope of these liabilities becomes better defined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

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

     On December 23, 1997, the Liquidating Trust filed over 110 claims in the Bankruptcy Court against Petrie Retail and certain of its affiliates with respect to an aggregate of approximately $14 million in payments which had then been made by the Liquidating Trust as a result of the failure by Petrie Retail or an affiliate thereof to perform or pay certain of the Assumed Obligations. The Liquidating Trust subsequently amended these claims such that it asserted fixed claims representing a total of approximately $16.9 million against Petrie Retail's estate. The Liquidating Trust also filed approximately 600 additional claims in the Bankruptcy Court against Petrie Retail and certain of its affiliates with respect to payments which the Liquidating Trust may in the future be required to make as a result of the failure by Petrie Retail or its affiliates to perform or pay Assumed Obligations. On March 9, 2000, the distribution company (the "Distribution Company") designated by the Petrie Retail Plan (as defined below) moved for Bankruptcy Court approval of a stipulation of settlement with the Liquidating Trust. Pursuant to the proposed settlement, the Liquidating Trust and the Distribution Company would settle their disputes regarding the claims that the Liquidating Trust filed against Petrie Retail by (i) allowing the Liquidating Trust a single unsecured claim against Petrie Retail in the amount of $15.3 million, subject to certain adjustments, (ii) releasing to the Liquidating Trust the $5.5 million held in the Collateral Account by June 30, 2000, unless the Distribution Company pays $10 million or more to the Multiemployer Plan prior to that date, and (iii) exchanging mutual releases. A hearing on the motion to approve the settlement is scheduled for April 12, 2000. There can be no assurance that the Bankruptcy Court will approve the settlement. Moreover, even if the settlement is approved, there can be no assurance as to the timing of the payment of claims against the reorganized Petrie Retail entity or the amount of the payments, if any, that the reorganized Petrie Retail entity will make to creditors asserting unsecured claims. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from the reorganized Petrie Retail entity.

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

     After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains the guarantor of 168 of the retail leases and the headquarters lease described above. The Liquidating Trust's theoretical exposure relating to these leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, would be approximately $46 million. Such exposure includes
(i) approximately $30 million in potential liability related to 73 of the rejected store leases described above and 43 of the leases which have expired or were terminated by mutual landlord and tenant consent described above, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 1999, (ii) approximately $2 million in potential liability relating to the headquarters lease, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 1999, and (iii) approximately $14 million in potential liability related to 51 of the store leases which were either assigned to third party retailers or are still held by the successor of Petrie Retail. Of the $16 million in potential liability related to the assigned leases, the leases that are still held by the successor of Petrie Retail and the headquarters lease, approximately $4 million is due in 2000 and approximately $12 million is due thereafter.

     As previously disclosed, landlords under leases relating to 135 stores operated by Petrie Retail or an affiliate thereof alleged in a complaint that the Liquidating Trust, as successor to Petrie, had liability as a guarantor of certain leases notwithstanding Petrie's receipt from these landlords of releases of guarantees with respect to substantially all of such leases. On December 28, 1999, the Liquidating Trust paid the plaintiffs $2.4 million in settlement of their remaining claims against the Liquidating Trust and received a full release from all claims, without any recognition of wrongdoing or liability with respect to the claims asserted.

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

     Employment Agreements. As previously disclosed, on October 23, 1995, Petrie Retail notified three former executives of Petrie that, as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of the retail operations. On April 25, 1996, the Liquidating Trust entered into settlement agreements with two of the former executives and on January 27, 1997 entered into a settlement agreement with the estate of the third executive. Pursuant to such settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under respective agreements with Petrie. The total cost of these settlements to the Liquidating Trust was approximately $3.2 million, of which approximately $440,000 (relating to certain unfunded pension obligations) remained unpaid and was included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 1999.

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

     On or about September 25, 1998, the Internal Revenue Service issued an examination report asserting that "Petrie Stores, Inc." is liable for excise taxes and penalties of approximately $192,000 relating to the Multiemployer Plan's funding deficiencies for the three plan years ended January 31, 1993, 1994 and 1995. On January 24, 2000, the Liquidating Trust paid the Internal Revenue Service approximately $59,000 in full settlement of the alleged liability.

     The Liquidating Trust believes, based on the most recently available information, that appropriate accruals have been established in the accompanying financial statements to provide for any losses that may be incurred with respect to the aforementioned contingencies.

  Year 2000

     The Liquidating Trust's principal information technology software package is compliant with respect to year 2000 issues. In addition, according to information provided to the Liquidating Trust by Petrie Retail and its successor, the computer systems of Petrie Retail's successor are year 2000 compliant. Based on the foregoing, the Liquidating Trust believes that year 2000 issues have not resulted, and are not expected to result, in the imposition of material costs on the Liquidating Trust. If, however, all year 2000 issues have not been properly identified or effectively remedied, there can be no assurance that year 2000 issues will not have a material adverse effect on the Liquidating Trust. Additionally, there can be no assurance that the impact of year 2000 issues on other entities will not have a material adverse effect on the Liquidating Trust.

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

          (4) An adverse material change in general economic conditions and the interest rate environment;

          (5) The effects of, and changes in, laws and regulations and other activities of federal and local governments, agencies and similar organizations;

          (6) The costs and other effects of other legal and administrative cases and proceedings, settlements and claims relating to the Liquidating Trust's contingent liabilities; and

          (7) The failure of the Liquidating Trust, Petrie Retail's successor or other third parties on whom the Liquidating Trust's financial condition and results of operations are dependent to properly identify and effectively remedy on a timely basis all year 2000 issues affecting their operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Liquidating Trust invests its available cash in short-term United States Treasury Obligations. Although the rate of interest paid on short-term United States Treasury Obligations may fluctuate over time based on changes in the general level of U.S. interest rates, each of such investments is made at a fixed interest rate over the duration of the investment and each has a maturity of less than 365 days. In addition, the Liquidating Trust Agreement prohibits the Liquidating Trust from making certain investments with a maturity of greater than one year and certain other investments that could expose the Liquidating Trust to market risk. The Liquidating Trust believes that its exposure to market risk fluctuations for its investments is not material as of December 31, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See pages F-1 through F-12 annexed hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

LIQUIDATING TRUSTEES AND EXECUTIVE OFFICERS

     The following table shows, as of March 27, 2000, the Liquidating Trustees and the Liquidating Trust's executive officers, their respective ages, the year each person became a Liquidating Trustee or officer of the Liquidating Trust and all positions currently held with the Liquidating Trust by each such person:

                                                   TRUSTEE OR
NAME                                        AGE    OFFICER SINCE      POSITION WITH THE LIQUIDATING TRUST
-----------------------------------------   ---    -------------   -----------------------------------------
Stephanie R. Joseph......................   53          1995       Manager and Chief Executive Officer;
                                                                     Liquidating Trustee
H. Bartlett Brown........................   64          1995       Assistant Manager and Chief Financial
                                                                     Officer
Joseph H. Flom...........................   76          1995       Liquidating Trustee
Bernard Petrie...........................   74          1995       Liquidating Trustee
Laurence A. Tisch........................   77          1995       Liquidating Trustee
Raymond S. Troubh........................   73          1995       Chairman of the Board of the Liquidating
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

     Raymond S. Troubh became a Liquidating Trustee and Chairman of the
Board of Liquidating Trustees in December 1995. Mr. Troubh served as Treasurer of Petrie from December 9, 1994 to February 7, 1995. He is a financial consultant, a former governor of the American Stock Exchange and a former general partner of Lazard Freres & Co., an investment banking firm. Mr. Troubh is a director of ARIAD Pharmaceuticals, Inc., a pharmaceutical company; Diamond Offshore Drilling, Inc., an offshore drilling company; Foundation Health Systems, Inc., a healthcare company; General American Investors Company, an investment and advisory company; Gentiva Health Services, Inc. a healthcare company; Olsten Corporation, a temporary personnel and healthcare services company; Starwood Hotels & Resorts, a hotel and gaming company; WHX Corporation, a holding company; and Triarc Companies, Inc., a diversified holding company. Mr. Troubh also serves as trustee of the MicroCap Liquidating Trust, a liquidating trust that holds the assets of The MicroCap Fund, Inc., an investment company.

MEETINGS AND STANDING COMMITTEES

     The Liquidating Trustees met five times during the year ended December 31, 1999. During such period, the Liquidating Trustees had no committees.

ITEM 11. EXECUTIVE COMPENSATION.

GENERAL

     The following table sets forth the total annual compensation paid by the Liquidating Trust to its Manager and Chief Executive Officer, who is the only executive officer of the Liquidating Trust whose compensation exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                          ANNUAL COMPENSATION
                                                                     -----------------------------
                                                                      PERIOD                          ALL OTHER
NAME AND PRINCIPAL POSITION                                           ENDED      SALARY     BONUS    COMPENSATION(1)
-------------------------------------------------------------------  --------   --------   -------   ---------------
Stephanie R. Joseph,...............................................  12/31/99   $130,000        --       $45,000
Manager, Chief Executive Officer and Liquidating Trustee...........  12/31/98   $130,000        --       $45,000
                                                                     12/31/97   $130,000   $25,000       $45,000

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the year ended December 31, 1999, the Liquidating Trustees did not have a compensation committee, and each of the Liquidating Trustees other than Stephanie R. Joseph participated in deliberations of the Liquidating Trustees concerning executive officer compensation. During the year ended December 31, 1999, no executive officer of the Liquidating Trust served as a member of the compensation committee (or other board committee performing equivalent functions, or in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a Liquidating Trustee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Units of Beneficial Interest

     The following table sets forth certain information with respect to (i) the only persons who, to the best knowledge of the Liquidating Trust, are the beneficial owners of more than five percent of the outstanding units of beneficial interest of the Liquidating Trust and (ii) the number of units of beneficial interest of the Liquidating Trust owned by each of the Liquidating Trustees, the officers of the Liquidating Trust and the Liquidating Trustees and officers as a group.

                                                                             TOTAL NUMBER OF            PERCENT OF
                                                                                  UNITS                OUTSTANDING
                                                                             OF BENEFICIAL INTEREST     BENEFICIAL
NAME OF BENEFICIAL OWNER                                                     BENEFICIALLY OWNED         INTERESTS
--------------------------------------------------------------------------   ----------------------    -------------------

The Estate of Milton Petrie (1)
  919 Third Avenue
  New York, New York 10022-3897...........................................         28,111,274                  53.7%

HBK Investments L.P.
  HBK Finance L.P. (2)
  777 Main Street, Suite 2750
  Fort Worth, Texas 76102.................................................          9,484,800                  18.1%

T. Rowe Price Associates, Inc. (3)
  100 E. Pratt Street
  Baltimore, Maryland 21202...............................................          4,878,100                   9.3%

H. Bartlett Brown.........................................................                 --                    --

Joseph H. Flom (1)........................................................                 --                    --

Stephanie R. Joseph.......................................................                 --                    --

Bernard Petrie (1)........................................................             34,500                     *

Laurence A. Tisch (1).....................................................              1,000                     *

Raymond S. Troubh.........................................................                 --                    --

All managers and Liquidating Trustees as a group (6 individuals,
  including those named above)............................................             35,500                     *

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

(2) Based on information contained in Amendment No. 4 to the Statement on
    Schedule 13G filed by HBK Investments L.P. and HBK Finance L.P. with the Securities and Exchange Commission on February 2, 2000.

(3) Based on information contained in Amendment No. 4 to the Statement on
    Schedule 13G filed by T. Rowe Price Associates, Inc. ("Price Associates") with the Securities and Exchange Commission on February 14, 2000. These securities are owned by various individual and institutional investors which Price Associates serves as investment adviser with power to direct investments and sole power to vote the securities. For

                                              (Footnotes continued on next page)

(Footnotes continued from previous page)

    purposes of the reporting requirements of the Securities Exchange Act of 1934, as amended, Price Associates is deemed to be a beneficial owner of such securities. Price Associates has, however, expressly disclaimed that it is, in fact, the beneficial owner of such securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Skadden, Arps, Slate, Meagher & Flom LLP serves as legal counsel to the Liquidating Trust and the Estate of Milton Petrie, which owns approximately 53.7% of the Liquidating Trust's outstanding units of beneficial interest, and has provided services to each during the year ended December 31, 1999.
Joseph H. Flom, a Liquidating Trustee and an executor of the Estate of Milton Petrie, is a partner in Skadden, Arps, Slate, Meagher & Flom LLP.

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

     (a)(1), (2) List of Financial Statements.

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
               Liquidating Trust and Canadian Imperial Bank of Commerce (incorporated herein by reference to
               Exhibit 99.2 to the Liquidating Trust's Current Report on Form 8-K, dated as of January 22, 1998).
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

     (b) Reports on Form 8-K

     Current Report on Form 8-K, filed on December 1, 1999, reporting the termination of the Master Agreement.

     Current Report on Form 8-K, filed on December 28, 1999, reporting the settlement of the Aventura Malls Venture litigation.

     Current Report on Form 8-K, filed on January 21, 2000, reporting the distribution of $78,525,357 in cash and 1,688,576 shares of Toys Common Stock to be made by the Liquidating Trust to unit holders on February 11, 2000.

     (c) See Item 14(a)(3) above. The Liquidating Trust will furnish to any holder of units of beneficial interest of the Liquidating Trust, upon written request, any exhibit listed in response to Item 14(a)(3) upon payment by such holder of the Liquidating Trust's reasonable expenses in furnishing any such exhibit.

     (d) See Item 14(a)(2) above.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          PETRIE STORES LIQUIDATING TRUST

                                          By: /s/ Stephanie R. Joseph
                                             ----------------------------------
                                                     Stephanie R. Joseph
                                            Manager and Chief Executive Officer

                                          Dated: March 30, 2000

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

                SIGNATURE                                        TITLE                             DATE
------------------------------------------  -----------------------------------------------   ---------------


/s/ H. Bartlett Brown
------------------------------------------  Assistant Manager, Chief Financial Officer and     March 30, 2000
           H. Bartlett Brown                Principal Accounting Officer

/s/ Stephanie R. Joseph
------------------------------------------  Manager, Chief Executive Officer and Trustee       March 30, 2000
          Stephanie R. Joseph

/s/ Joseph H. Flom
------------------------------------------  Trustee                                            March 30, 2000
            Joseph H. Flom

/s/ Bernard Petrie
------------------------------------------  Trustee                                            March 30, 2000
            Bernard Petrie

/s/ Laurence A. Tisch
------------------------------------------  Trustee                                            March 30, 2000
          Laurence A. Tisch

/s/ Raymond S. Troubh
------------------------------------------  Trustee                                            March 30, 2000
          Raymond S. Troubh

                        PETRIE STORES LIQUIDATING TRUST

                         INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS                                                                                          PAGE
-----------------------------------------------------------------------------------------------------------   ----
Report of Independent Auditors.............................................................................    F-2
Statements of Net Assets in Liquidation--December 31, 1999 and December 31, 1998...........................    F-3
Statements of Changes in Net Assets in Liquidation--For the years ended December 31, 1999,
  1998 and 1997............................................................................................    F-4
Notes to Financial Statements..............................................................................    F-5

                         REPORT OF INDEPENDENT AUDITORS

Board of Trustees and Holders of Units of Beneficial Interest
Petrie Stores Liquidating Trust

     We have audited the accompanying statements of net assets in liquidation of the Petrie Stores Liquidating Trust (successor to Petrie Stores Corporation and its former subsidiaries) as of December 31, 1999 and December 31, 1998, and the related statements of changes in net assets in liquidation for each of three years in the period ended December 31, 1999. These financial statements are the responsibility of the management of the Petrie Stores Liquidating Trust. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of the Petrie Stores Liquidating Trust (successor to Petrie Stores Corporation and its former subsidiaries) as of December 31, 1999 and December 31, 1998 and the changes in net assets in liquidation for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                            ERNST & YOUNG LLP

MetroPark, New Jersey
March 20, 2000

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                    STATEMENTS OF NET ASSETS IN LIQUIDATION
                                 (IN THOUSANDS)

                                                                                     DECEMBER 31,      DECEMBER 31,
                                                                                        1999              1998
                                                                                     ------------      ------------
                                      ASSETS
Cash and cash equivalents.........................................................     $    280          $    138
U.S. Treasury Obligations.........................................................      194,048            91,617
U.S. Treasury Obligations held in escrow..........................................        5,470            37,500
Investments in common stock (including 1,493,450 shares of Toys "R" Us common stock at December 31, 1999 and 3,493,450 shares of Toys "R" Us common stock at
  December 31, 1998 held in escrow)...............................................       24,168            96,269
                                                                                       --------          --------
       Total assets...............................................................      223,966           225,524

                                   LIABILITIES
Accrued expenses and other liabilities............................................       37,024            40,811
Commitments and contingencies
                                                                                       --------          --------
Net assets in liquidation.........................................................     $186,942          $184,713
                                                                                       --------          --------
                                                                                       --------          --------

                            See accompanying notes.

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

               STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                                      YEAR ENDED      YEAR ENDED       YEAR ENDED
                                                                      DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                         1999            1998             1997
                                                                      ------------    ------------    ----------------
Net assets in liquidation at beginning of period...................     $184,713        $212,625          $223,329
                                                                        --------        --------          --------
Investment income..................................................        6,703           7,165             8,164
Corporate overhead.................................................       (2,259)         (3,710)          (24,717)
Income tax refund..................................................           --              --             4,066
Net realized and unrealized gain (loss) on investments.............       (2,215)        (31,367)            1,783
                                                                        --------        --------          --------
Net income (loss) for the period...................................        2,229         (27,912)          (10,704)
                                                                        --------        --------          --------
                                                                        --------        --------          --------
Net assets in liquidation at end of period.........................     $186,942        $184,713          $212,625
                                                                        --------        --------          --------
                                                                        --------        --------          --------
Net income (loss) per unit.........................................     $   0.04        $   (.53)         $   (.20)
                                                                        --------        --------          --------
                                                                        --------        --------          --------
Weighted average number of units...................................       52,350          52,350            52,350
                                                                        --------        --------          --------
                                                                        --------        --------          --------

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)
                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The Petrie Stores Liquidating Trust (the "Liquidating Trust") is the successor to Petrie Stores Corporation ("Petrie"). Prior to December 9, 1994, Petrie operated a chain of retail stores that specialized in women's apparel and were located throughout the United States (including Puerto Rico and the U.S. Virgin Islands). At Petrie's Annual Meeting, held on December 6, 1994, Petrie's shareholders approved the sale of Petrie's retail operations (the "Sale"). At Petrie's Reconvened Annual Meeting, held on January 24, 1995, Petrie's shareholders approved (i) an exchange of shares of Toys "R" Us, Inc. ("Toys 'R' Us") common stock ("Toys Common Stock") with Toys "R" Us (Note 2) and (ii) the liquidation and dissolution of Petrie pursuant to a plan of liquidation and dissolution (the "Plan of Liquidation").

     Pursuant to the Plan of Liquidation and the Agreement and Declaration of Trust, dated as of December 6, 1995 (the "Liquidating Trust Agreement"), between Petrie and the trustees named therein (the "Liquidating Trustees"), effective as of the close of business on January 22, 1996 (the "Succession Date"), Petrie transferred its remaining assets (then consisting of approximately $131 million in cash and cash equivalents and 5,055,576 shares of Toys Common Stock) to, and its remaining fixed and contingent liabilities were assumed by (the "Succession"), the Liquidating Trust. The assets of the Liquidating Trust are subject to various contingent liabilities, the status of which is presently unclear (Note 4), as well as the terms of a letter agreement with Toys "R" Us (Note 2) pursuant to which the Liquidating Trust is required to provide notice to Toys "R" Us prior to making any future liquidating distributions.

     Since the Succession Date, Petrie has been preparing for its dissolution. On November 6, 1996, Petrie filed Articles of Dissolution with the Secretary of State of the State of New York. Effective February 5, 1997, Petrie was dissolved.

     Beginning with the period ended December 31, 1996, the Liquidating Trust has adopted the calendar year as its fiscal year. A liquidation basis of accounting was implemented as of January 28, 1995. The statements of net assets in liquidation at December 31, 1999 and December 31, 1998 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

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

  Income Taxes

     The Liquidating Trust is a complete pass-through entity for federal income tax purposes and, accordingly, is not itself subject to federal income tax. Instead, for federal income tax purposes, each Petrie shareholder (i) is deemed to have received on the Succession Date, and therefore own, a pro rata share of the assets transferred by Petrie to the Liquidating Trust, subject to a pro rata share of Petrie's liabilities assumed by the Liquidating Trust, and (ii) is subject to the same federal income tax consequences with respect to the receipt, ownership or

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1999

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES --(CONTINUED)

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

2. INVESTMENTS IN COMMON STOCK

     The Liquidating Trust's investments in common stock at December 31, 1999 and 1998 consist of 1,688,576 and 4,055,576 shares, respectively, of Toys "R" Us, which operates a chain of specialty retail stores principally engaged in the sale of toys and children's clothing in the United States and abroad. At December 31, 1999, the 1,688,576 shares are carried at market value. At December 31, 1998, 2,055,576 shares are carried at market value and 2,000,000 shares are carried at the Put Price (as defined below).

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

     Simultaneously with the closing of the Exchange, Petrie placed 3,493,450 shares of Toys Common Stock into an escrow account (the "Escrow Account") pursuant to the terms of an escrow agreement, dated as of January 24, 1995, between Petrie and Custodial Trust Company, as Escrow Agent (the "Escrow Agreement"). The shares of Toys Common Stock were placed into the Escrow Account pursuant to the Escrow Agreement to provide for the payment of certain obligations of the Liquidating Trust, as successor to Petrie, to Toys "R" Us arising (i) under (x) the Toys Acquisition Agreement, (y) the Seller Indemnification Agreement, dated as of December 9, 1994, among Petrie, Toys "R" Us, Petrie Retail, PS Stores, and certain subsidiaries of PS Stores, and
(z) the Retail Operations Stock Purchase Agreement, dated as of August 23, 1994 and amended on November 3, 1994 (the "Retail Operations Stock Purchase Agreement"), between Petrie and PS Stores, and (ii) otherwise. The Escrow Account terminated in accordance with its terms on January 24, 2000.

     The assets of the Liquidating Trust are subject to the terms of a letter agreement, dated as of January 24, 1995, pursuant to which Petrie agreed with Toys "R" Us that Petrie will retain, either individually or in combination,
(i) cash in an amount of at least $177.5 million (the "Reserved Amount") or (ii) shares of Toys Common Stock having a market value (using the per share price on January 20, 1995) of at least twice the Reserved Amount, to secure the payment of Petrie's contingent liabilities (Note 4). In connection with the

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1999

2. INVESTMENTS IN COMMON STOCK--(CONTINUED)

distribution of $78,525,357 in cash and 1,688,576 shares of Toys Common Stock by the Liquidating Trust on February 11, 2000, the Liquidating Trust provided Toys "R" Us with prior notice of the proposed distribution and Toys "R" Us agreed that it did not object to such distribution. Pursuant to the terms of the letter agreement, the Liquidating Trust is required to provide similar notice to Toys "R" Us prior to making any additional distributions.

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

     The Liquidating Trust had also entered into a Master Agreement (based on the International Swaps and Derivatives Association Form), dated as of November 19, 1997 (the "Master Agreement"), with CIBC, to protect the Liquidating Trust against certain investment risks associated with 2,000,000 of the shares of Toys Common Stock held by the Liquidating Trust. Pursuant to the Master Agreement, if on December 3, 1999, the price of Toys Common Stock was below $30.7264 (the "Put Price"), CIBC would have been obligated to pay the Liquidating Trust the difference between the Put Price and the then prevailing price of Toys Common Stock, multiplied by 2,000,000. In addition, under the Master Agreement, the Liquidating Trust had the right to elect to receive the entire Put Price (in lieu of receiving the difference between the Put Price and the prevailing price of Toys Common Stock) by delivering to CIBC the 2,000,000 shares of Toys Common Stock subject to the Master Agreement. On November 29, 1999, the Liquidating Trust and CIBC agreed to terminate the Master Agreement prior to the Master Agreement's scheduled termination date of December 3, 1999. In connection with such termination, the Liquidating Trust delivered to CIBC the 2,000,000 shares of Toys Common Stock which were subject to the Master Agreement in exchange for a cash payment of approximately $61.4 million.

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

     At various times during the period ended January 22, 1996, Petrie sold an aggregate of 5,610,700 shares of Toys Common Stock for approximately $126.9 million in proceeds. Between January 23, 1997 and February 5, 1997, the Liquidating Trust sold an aggregate of 1,000,000 shares of Toys Common Stock for approximately $25.5 million in proceeds. During 1999, in addition to the 2,000,000 shares of Toys Common Stock delivered to

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1999

2. INVESTMENTS IN COMMON STOCK--(CONTINUED)

CIBC in exchange for a cash payment of approximately $61.4 million as discussed above, the Liquidating Trust sold an aggregate of 367,000 shares of Toys Common Stock for approximately $8.5 million in proceeds.

     In November 1994, Petrie received a favorable private letter ruling from the IRS to the effect that the Exchange and the subsequent distribution of Toys Common Stock to Petrie's shareholders would qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended. The ruling further provided that Petrie would not recognize any gain on these transactions.

     On February 11, 2000, the Liquidating Trust distributed a total of $78,525,357 in cash and 1,688,576 shares of Toys "R" Us common stock.

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

4. COMMITMENTS AND CONTINGENCIES

     As successor to Petrie, the Liquidating Trust has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to (i) guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail or its successor fails to perform; and (ii) Petrie's agreement with Petrie Retail to indemnify it for certain liabilities relating to the funding of, and Petrie Retail's withdrawal from, the United Auto Workers District 65 Security Plan Pension Fund (the "Multiemployer Plan"). The Liquidating Trust accrues liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters. At December 31, 1999 and December 31, 1998, the Liquidating Trust, as successor to Petrie, had accrued approximately $36 million and $39 million, respectively, for contingent liabilities. As the scope of these liabilities becomes better defined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

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

                               DECEMBER 31, 1999

4. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

and contractual obligations. Accordingly, the Liquidating Trust has been and may continue to be required to make payments in respect of certain of the Assumed Obligations.

     On December 23, 1997, the Liquidating Trust filed over 110 claims in the Bankruptcy Court against Petrie Retail and certain of its affiliates with respect to an aggregate of approximately $14 million in payments which had then been made by the Liquidating Trust as a result of the failure by Petrie Retail or an affiliate thereof to perform or pay certain of the Assumed Obligations. The Liquidating Trust subsequently amended these claims such that it asserted fixed claims representing a total of approximately $16.9 million against Petrie Retail's estate. The Liquidating Trust also filed approximately 600 additional claims in the Bankruptcy Court against Petrie Retail and certain of its affiliates with respect to payments which the Liquidating Trust may in the future be required to make as a result of the failure by Petrie Retail or its affiliates to perform or pay Assumed Obligations. On March 9, 2000, the distribution company (the "Distribution Company") designated by the Petrie Retail Plan (as defined below) moved for Bankruptcy Court approval of a stipulation of settlement with the Liquidating Trust. Pursuant to the proposed settlement, the Liquidating Trust and Distribution Company would settle their disputes regarding the claims that the Liquidating Trust filed against Petrie Retail by (i) allowing the Liquidating Trust a single unsecured claim against Petrie Retail in the amount of $15.3 million, subject to certain adjustments,
(ii) releasing to the Liquidating Trust the $5.5 million held in the Collateral Account by June 30, 2000, unless the Distribution Company pays $10 million or more to the Multiemployer Plan prior to that date, and (iii) exchanging mutual releases. A hearing on the motion to approve the settlement is scheduled for April 12, 2000. There can be no assurance that the Bankruptcy Court will approve the settlement. Moreover, even if the settlement is approved, there can be no assurance as to the timing of the payment of claims against the reorganized Petrie Retail entity or the amount of the payments, if any, that the reorganized Petrie Retail entity will make to creditors asserting unsecured claims. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from the reorganized Petrie Retail entity.

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

                               DECEMBER 31, 1999

4. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

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

     After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains the guarantor of 168 of the retail leases and the headquarters lease described above. The Liquidating Trust's theoretical exposure relating to these leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, would be approximately $46 million. Such exposure includes
(i) approximately $30 million in potential liability related to 73 of the rejected store leases described above and 43 of the leases which have expired or were terminated by mutual landlord and tenant consent described above, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 1999, (ii) approximately $2 million in potential liability relating to the headquarters lease, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 1999, and (iii) approximately $14 million in potential liability related to 51 of the store leases which were either assigned to third party retailers or are still held by the successor of Petrie Retail. Of the $16 million in potential liability related to the assigned leases, the leases that are still held by the successor of Petrie Retail and the headquarters lease, approximately $4 million is due in 2000 and approximately $12 million is due thereafter.

     As previously disclosed, landlords under leases relating to 135 stores operated by Petrie Retail or an affiliate thereof alleged in a complaint that the Liquidating Trust, as successor to Petrie, had liability as a guarantor of certain leases notwithstanding Petrie's receipt from these landlords of releases of guarantees with respect to substantially all of such leases. On December 28, 1999, the Liquidating Trust paid the plaintiffs $2.4 million in settlement of their remaining claims against the Liquidating Trust and received a full release from all claims, without any recognition of wrongdoing or liability with respect to the claims asserted.

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

     Employment Agreements. As previously disclosed, on October 23, 1995, Petrie Retail notified three former executives of Petrie that, as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of the retail operations. On April 25, 1996, the Liquidating Trust entered into settlement agreements with two of the former executives and on January 27, 1997 entered into

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1999

4. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

a settlement agreement with the estate of the third executive. Pursuant to such settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under respective agreements with Petrie. The total cost of these settlements to the Liquidating Trust was approximately $3.2 million, of which approximately $440,000 (relating to certain unfunded pension obligations) remained unpaid and was included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 1999.

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

     On or about September 25, 1998, the Internal Revenue Service issued an examination report asserting that "Petrie Stores, Inc." is liable for excise taxes and penalties of approximately $192,000 relating to the Multiemployer Plan's funding deficiencies for the three plan years ended January 31, 1993, 1994 and 1995. On January 24, 2000, the Liquidating Trust paid the Internal Revenue Service approximately $59,000 in full settlement of the alleged liability.

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

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1999

5. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for the years ended December 31, 1999 and December 31, 1998 are as follows:

                                                                                 QUARTER
                                                       ------------------------------------------------------------
                                                          FIRST           SECOND          THIRD           FOURTH
                                                       ------------    ------------    ------------    ------------
                                                                 (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
Year ended December 31, 1999:
  Net income (loss).................................   $   4,963(1)    $   6,768(2)    $ (7,913)(3)    $ (1,589)(4)
                                                       ------------    ------------    ------------    ------------
                                                       ------------    ------------    ------------    ------------
  Net income (loss) per unit........................   $       0.09    $       0.13    $     (0.15)    $     (0.03)
                                                       ------------    ------------    ------------    ------------
                                                       ------------    ------------    ------------    ------------
Year ended December 31, 1998:
  Net income (loss).................................   $ (5,291)(5)    $(12,098)(6)    $(13,505)(6)    $   2,982(7)
                                                       ------------    ------------    ------------    ------------
                                                       ------------    ------------    ------------    ------------
  Net income (loss) per unit........................   $     (0.10)    $     (0.23)    $     (0.26)    $        .06
                                                       ------------    ------------    ------------    ------------
                                                       ------------    ------------    ------------    ------------

------------------
(1) The first quarter of the year ended December 31, 1999 includes an unrealized gain related to an increase in the market value of Toys Common Stock of $3,854,000 and a reduction in the Liquidating Trust's accrual for lease liabilities of $400,000, following the settlement and release of claims asserted by certain landlords.

(2) The second quarter of the year ended December 31, 1999 includes an unrealized gain related to an increase in the market value of Toys Common Stock of $4,738,000, realized gains of $1,572,000 related to sales of Toys Common Stock, a reduction in the Liquidating Trust's accrual for lease liabilities of $200,000 following the settlement and release of claims asserted by certain landlords and $720,000 in income related to refunds received for retrospective insurance premiums and taxes paid on behalf of Petrie Retail.

(3) The third quarter of the year ended December 31, 1999 includes an unrealized loss related to a decrease in the market value of Toys Common Stock of $9,604,000 partially offset by a reduction in the Liquidating Trust's accrual for lease liabilities of $200,000 following the settlement and release of claims asserted by certain landlords and the receipt of $178,000 of bankruptcy settlement payments.

(4) The fourth quarter of the year ended December 31, 1999 includes an unrealized loss of $1,161,000 related to a decrease in the market value of Toys Common Stock, a realized loss of $42,000 in connection with delivering 2,000,000 shares of Toys Common Stock and the accrual of an additional $2 million in respect of the settlement of the Aventura Malls Venture litigation.

(5) The first quarter of the year ended December 31, 1998 includes an unrealized loss related to a decrease in the market value of Toys Common Stock of $4,120,000 and additional accruals of $2.0 million for contingent guarantee liabilities related to store leases with respect to which Petrie Retail failed to perform its obligations.

(6) The second and third quarters of the year ended December 31, 1998 include unrealized losses related to decreases in the market value of Toys Common Stock of $13,747,000 and $14,903,000, respectively, offset by reductions in the Liquidating Trust's accrual for lease liabilities of $3.0 million and $600,000, respectively, following the settlement and release of claims asserted by certain landlords.

(7) The fourth quarter of the year ended December 31, 1998 includes an unrealized gain related to an increase in the market value of Toys Common Stock of $1,542,000 and a reduction in the Liquidating Trust's accrual for lease liabilities of $400,000 following the settlement and release of claims asserted by certain landlords.