Form 10-Q
period 2000-03-31
PETRIE STORES LIQUIDATING TRUST
filed 2000-05-15
CIK 77808

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-Q
                              QUARTERLY REPORT
                   PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 COMMISSION FILE NUMBER: 0-3777

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
        Yes:   X     No:
             -----       -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of May 12, 2000, there were 52,350,238 Units of Beneficial Interest outstanding.




                      PETRIE STORES LIQUIDATING TRUST

                             INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION
                                                                           Page
Item 1. Financial Statements
        Statements of Net Assets in Liquidation - March 31, 2000
             (Unaudited) and December 31, 1999............................... 2
        Statements of Changes in Net Assets in Liquidation
             (Unaudited) - For the Three Months Ended
             March 31, 2000 and 1999......................................... 3
        Notes to Financial Statements........................................ 4
Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations..........................................10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings....................................................13
Item 6. Exhibits and Reports on Form 8-K.....................................13




                                PETRIE STORES LIQUIDATING TRUST

                            STATEMENTS OF NET ASSETS IN LIQUIDATION

                                        (IN THOUSANDS)


                                                                  MARCH 31,
                                                                     2000          DECEMBER 31,
                                                                 (UNAUDITED)           1999
                                                               ----------------   ---------------
ASSETS
Cash and cash equivalents......................................$            444   $           280
U.S. Treasury obligations......................................         116,438           194,048
U.S. Treasury obligations held in escrow.......................           5,470             5,470
Investments in common stock....................................               -            24,168
                                                               ----------------   ---------------
Total assets...................................................         122,352           223,966

LIABILITIES
Accrued expenses and other liabilities.........................          36,781            37,024

Commitments and contingencies

                                                               ----------------   ---------------
Net assets in liquidation......................................$         85,571   $       186,942
                                                               ================   ===============





See accompanying notes.




                                PETRIE STORES LIQUIDATING TRUST


                      STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                          (UNAUDITED)
                            (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)



                                                                THREE MONTHS        THREE MONTHS
                                                                    ENDED              ENDED
                                                                  MARCH 31,          MARCH 31,
                                                                    2000                1999
                                                               ---------------    ----------------
Net assets in liquidation at beginning of period..............        $186,942            $184,713
                                                               ---------------    ----------------
Investment income.............................................           1,926               1,522
Corporate overhead............................................            (604)               (413)
Net realized and unrealized gain (loss) on investments........          (4,327)              3,854
                                                               ---------------    ----------------

Net income (loss) for the period..............................          (3,005)              4,963
                                                               ---------------    ----------------
Liquidating distributions (including cash and 1,688,576 shares
of Toys "R" Us common stock valued at $11.75 per share).......         (98,366)                  -
                                                               ---------------    ----------------
Net assets in liquidation at end of period....................         $85,571            $189,676
                                                               ===============    ================

Net income (loss) per unit....................................          ($0.06)              $0.09
                                                               ===============    ================

Weighted average number of units..............................          52,350              52,350
                                                               ===============    ================



See accompanying notes.




                      PETRIE STORES LIQUIDATING TRUST

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                               MARCH 31, 2000

1.      INTERIM REPORTING

        The accompanying unaudited financial statements of Petrie Stores Liquidating Trust (the "Liquidating Trust") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Liquidating Trust, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, reference is made to the financial statements and footnotes thereto included in the Liquidating Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

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

        Pursuant to the Plan of Liquidation and the Agreement and Declaration of Trust, dated as of December 6, 1995 (the "Liquidating Trust Agreement"), between Petrie and the trustees named therein (the "Liquidating Trustees"), effective as of the close of business on January 22, 1996 (the "Succession Date"), Petrie transferred its remaining assets (then consisting of approximately $131 million in cash and cash equivalents and 5,055,576 shares of Toys Common Stock) to, and its remaining fixed and contingent liabilities were assumed by (the "Succession"), the Liquidating Trust. The assets of the Liquidating Trust are subject to various contingent liabilities, the status of which is presently unclear (Note 4), as well as the terms of a letter agreement with Toys "R" Us (Note 3) pursuant to which the Liquidating Trust is required to provide notice to Toys "R" Us (and an opportunity for Toys "R" Us to object) prior to making any future liquidating distributions.

        Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year. A liquidation basis of accounting was implemented as of January 28, 1995. The statements of net assets in liquidation at March 31, 2000 and December 31, 1999 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

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

3.      INVESTMENTS IN COMMON STOCK

        The Liquidating Trust's investments in common stock at December 31, 1999 consisted of 1,688,576 shares of Toys "R" Us, which operates a chain of specialty retail stores principally engaged in the sale of toys and children's clothing in the United States and abroad. At December 31, 1999, the 1,688,576 shares were carried at market value. During the three-month period ended March 31, 2000, the Liquidating Trust distributed its remaining shares of Toys "R" Us common stock to its unit holders. At March 31, 2000, the Liquidating Trust did not own any shares of Toys Common Stock.

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

        Simultaneously with the closing of the Exchange, Petrie placed 3,493,450 shares of Toys Common Stock into an escrow account (the "Escrow Account") pursuant to the terms of an escrow agreement, dated as of January 24, 1995, between Petrie and Custodial Trust Company, as Escrow Agent (the "Escrow Agreement"). The shares of Toys Common Stock were placed into the Escrow Account pursuant to the Escrow Agreement to provide for the payment of certain obligations of the Liquidating Trust, as successor to Petrie, to Toys "R" Us arising (i) under (x) the Toys Acquisition Agreement, (y) the Seller Indemnification Agreement, dated as of December 9, 1994, among Petrie, Toys "R" Us, Petrie Retail, Inc. ("Petrie Retail"), PS Stores Acquisition Corp. ("PS Stores"), and certain subsidiaries of PS Stores, and
(z) the Retail Operations Stock Purchase Agreement, dated as of August 23, 1994 and amended on November 3, 1994 (the "Retail Operations Stock Purchase Agreement"), between Petrie and PS Stores, and (ii) otherwise. The Escrow Account terminated in accordance with its terms on January 24, 2000.

        The assets of the Liquidating Trust are subject to the terms of a letter agreement dated as of January 24, 1995, pursuant to which the Liquidating Trust is required, prior to making any future distribution, to provide notice to Toys "R" Us and an opportunity for Toys "R" Us to object to such distribution.

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

        On February 11, 2000, the Liquidating Trust distributed to its unit holders a total of $78,525,357 in cash and 1,688,576 shares of Toys Common Stock.

4.      COMMITMENTS AND CONTINGENCIES

        As successor to Petrie, the Liquidating Trust has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to (i) guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail or its successor fails to perform; and (ii) Petrie's agreement with Petrie Retail to indemnify it for certain liabilities relating to the funding of, and Petrie Retail's withdrawal from, the United Auto Workers District 65 Security Plan Pension Fund (the "Multiemployer Plan"). The Liquidating Trust accrues liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters. At March 31, 2000 and December 31, 1999, the Liquidating Trust, as successor to Petrie, had accrued approximately $35 million and $36 million, respectively, for contingent liabilities. As the scope of these liabilities becomes better defined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

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

        On December 8, 1998, the Bankruptcy Court confirmed a proposed plan of reorganization for Petrie Retail (the "Petrie Retail Plan"), which modified the plan of reorganization filed by Petrie Retail and Warburg Pincus Ventures, L.P. ("Warburg") with the Bankruptcy Court on August 6, 1998, as amended. Under the confirmed Petrie Retail Plan, Petrie Retail sold substantially all of its remaining operating assets to Urban Acquisition Corp., an affiliate of Urban Brands, Inc., a retailer that operates under the Ashley Stewart trade name, for $52.25 million, and retained 13 of its store leases, for which Warburg was required to contribute $12 million to the bankruptcy estate, assume $3.1 million of Petrie Retail's executive severance obligations and waive approximately $3.8 million in fees and expenses allegedly owed to it under Petrie Retail's debtor-in-possession financing arrangement.

        On April 12, 2000, the Bankruptcy Court approved a stipulation of settlement between the distribution company (the "Distribution Company") designated by the Petrie Retail Plan and the Liquidating Trust. Pursuant to the stipulation, the Liquidating Trust and Distribution Company have settled their disputes regarding the claims that the Liquidating Trust filed against Petrie Retail by (i) allowing the Liquidating Trust a single unsecured claim against Petrie Retail in the amount of approximately $14.4 million, subject to increase up to $15.3 million pending resolution of the Distribution Company's objections to certain landlord claims against Petrie Retail, (ii) agreeing to release to the Liquidating Trust the approximately $5.5 million held in the Collateral Account by June 30, 2000, unless the Distribution Company pays $10 million or more to the Multiemployer Plan prior to that date, and (iii) exchanging mutual releases. There can be no assurance as to the timing of the payment of claims by the Distribution Company or the amount of the payments, if any, that the Distribution Company will make to creditors asserting unsecured claims. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from the reorganized Petrie Retail entity.

        On April 10, 1998, PS Stores, the parent of Petrie Retail, filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court. On August 7, 1998, the Liquidating Trust filed claims in the Bankruptcy Court against PS Stores substantially similar to those filed against Petrie Retail.

        On December 8, 1998, the Bankruptcy Court confirmed PS Stores' proposed plan of reorganization. In August 1999, pursuant to a settlement approved by the Bankruptcy Court, the Liquidating Trust received a payment in the amount of approximately $0.2 million from PS Stores' bankruptcy estate.

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

        After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains the guarantor of 166 of the retail leases and the headquarters lease described above. The Liquidating Trust's theoretical exposure relating to these leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, would be approximately $45 million. Such exposure includes (i) approximately $29 million in potential liability related to 71 of the rejected store leases described above and 43 of the leases which have expired or were terminated by mutual landlord and tenant consent described above, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at March 31, 2000, (ii) approximately $2 million in potential liability relating to the headquarters lease, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at March 31, 2000, and (iii) approximately $14 million in potential liability related to 51 of the store leases which were either assigned to third party retailers or are still held by the successor of Petrie Retail. Of the $16 million in potential liability related to the assigned leases, the leases that are still held by the successor of Petrie Retail and the headquarters lease, approximately $4 million is due in 2000 and approximately $12 million is due thereafter.

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

        Employment Agreements. As previously disclosed, on October 23, 1995, Petrie Retail notified three former executives of Petrie that, as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of the retail operations. On April 25, 1996, the Liquidating Trust entered into settlement agreements with two of the former executives and on January 27, 1997 entered into a settlement agreement with the estate of the third executive. Pursuant to such settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under respective agreements with Petrie. The total cost of these settlements to the Liquidating Trust was approximately $3.2 million, of which approximately $415,000 (relating to certain unfunded pension obligations) remained unpaid and was included in the Liquidating Trust's accrued expenses and other liabilities at March 31, 2000.

        Multiemployer Plan. As previously disclosed, effective January 31, 1995, Petrie Retail withdrew from the Multiemployer Plan. Due to the Multiemployer Plan's underfunded status, Petrie Retail and its affiliates incurred withdrawal liability under the Employee Retirement Income Security Act of 1974, as amended. By letter dated May 30, 1996, the Multiemployer Plan initially assessed withdrawal liability against Petrie Retail in the amount of approximately $9.4 million plus interest, to be paid in quarterly installments of approximately $317,000 commencing August 1, 1996 through and including August 1, 2006, with a final payment of approximately $18,000 due November 1, 2006. In addition, the Multiemployer Plan initially assessed liability against Petrie Retail of approximately $2 million attributable to the Multiemployer Plan's failure to meet certain Internal Revenue Code minimum funding standards, which amount was payable on August 1, 1996. In December 1998, the Multiemployer Plan also submitted amended proofs of claim indicating that, among other entities, PS Stores and Petrie Retail were indebted to the Multiemployer Plan in the aggregate amount of approximately $17.3 million, consisting of withdrawal liability of $4.7 million, funding deficiencies of $1.4 million and an additional $11.2 million as a result of a mass withdrawal by contributing employers from the Multiemployer Plan. To the knowledge of the Liquidating Trust, Petrie Retail never made any payments with respect to such liabilities. Pursuant to the Retail Operations Stock Purchase Agreement, Petrie Retail and its affiliates are responsible for payment of the first $10 million in withdrawal and related liabilities and are entitled to be reimbursed by the Liquidating Trust, as successor to Petrie, for 75% of the next $50 million paid by Petrie Retail and its affiliates in respect of such liabilities. It is unclear what effect, if any, Petrie Retail's or PS Stores' bankruptcy filings may have upon the timing and amount of any payments the Liquidating Trust may be required to make under the Retail Operations Stock Purchase Agreement with respect to the Multiemployer Plan, but in no event will the Liquidating Trust's maximum contractual liability be increased as a result of Petrie Retail's or PS Stores' bankruptcy filings. See "--Petrie Retail's Bankruptcy" above.

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

        As previously disclosed, Petrie sold its retail operations to PS Stores on December 9, 1994, and on January 24, 1995 (the date on which Petrie's shareholders approved the Plan of Liquidation), Petrie commenced its liquidation. As a result, effective January 28, 1995, Petrie changed its basis of accounting from a going-concern basis to a liquidation basis. During the three months ended March 31, 2000, the Liquidating Trust's activities were limited to continuing Petrie's liquidation in furtherance of the Plan of Liquidation. Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year.

RESULTS OF OPERATIONS

        The Liquidating Trust's net loss for the three months ended March 31, 2000 was $3,005,000, as compared to net income of $4,963,000 for the three months ended March 31, 1999.

        In applying a liquidation basis of accounting, the Liquidating Trust has given effect in its results of operations to fluctuations in the market price of its Toys Common Stock, and has recorded a realized loss on the Toys Common Stock for the three months ended March 31, 2000 of $4,327,000, as compared to an unrealized gain of $3,854,000 for the three months ended March 31, 1999. The realized loss for the three months ended March 31, 2000 resulted from the distribution of 1,688,576 shares of Toys Common Stock on February 11, 2000.

        For the three months ended March 31, 2000, the Liquidating Trust incurred corporate overhead of $604,000, as compared to $413,000 for the three months ended March 31, 1999. Corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie including, but not limited to, costs and expenses that the Liquidating Trust has incurred as a result of Petrie Retail's failure to perform its obligations in connection with its bankruptcy filing, legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses. There were no additional accruals for lease liabilities or reductions in lease liabilities recorded during the three months ended March 31, 2000. During the three months ended March 31, 1999, the Liquidating Trust's total accrual for lease liabilities was reduced by approximately $400,000 following the settlement and release of claims asserted by landlords.

        During the three months ended March 31, 2000, the Liquidating Trust earned investment income of $1,926,000, as compared to $1,522,000 earned during the three months ended March 31, 1999. The increase in investment income for the three months ended March 31, 2000 was due to an increase in the amount of funds available for investment and higher prevailing interest rates during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

        As previously disclosed, approximately $5.5 million in U.S. Treasury obligations is required to be held by the Liquidating Trust in the Collateral Account to secure the Liquidating Trust's obligation to indemnify PS Stores for certain liabilities relating to Petrie Retail's withdrawal from a multiemployer pension plan. Pursuant to a stipulation approved by the Bankruptcy Court, the Treasury obligations held in the Collateral Account will be released to the Liquidating Trust by June 30, 2000, unless the Distribution Company pays $10 million or more to the Multiemployer Plan prior to that date.

        The assets of the Liquidating Trust are subject to the terms of a letter agreement dated as of January 24, 1995 (the "Side Letter
Agreement"), pursuant to which the Liquidating Trust is required, prior to making any future distribution, to provide notice to Toys "R" Us and an opportunity for Toys "R" Us to object to such distribution.

        As of May 12, 2000, the Liquidating Trust had approximately $122 million in cash, cash equivalents and investments in U.S. Treasury obligations (including those held in escrow). The Liquidating Trust believes that it has sufficient liquid funds available to satisfy the foreseeable liabilities of the Liquidating Trust (including, without limitation, costs and expenses related to the administration of the Liquidating Trust such as legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses).

CONTINGENT LIABILITIES

        As more fully described in Item 1 of Part I, the Liquidating Trust, as successor to Petrie, has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to (i) guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale to the extent that Petrie Retail or its successor fails to perform; and (ii) Petrie's agreement with Petrie Retail to indemnify it for certain liabilities relating to Petrie Retail's withdrawal from the United Auto Workers District 65 Security Plan Pension Fund. At March 31, 2000, the Liquidating Trust, as successor to Petrie, had accrued approximately $35 million for contingent liabilities. As the scope of these liabilities becomes better defined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions. See Notes to Financial Statements.

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

        (3) An adverse material change in general economic conditions and the interest rate environment;

        (4) The effects of, and changes in, laws and regulations and other activities of federal and local governments, agencies and similar organizations;

        (5) The costs and other effects of other legal and administrative cases and proceedings, settlements and claims relating to the Liquidating Trust's contingent liabilities; and

        (6) The failure of the Liquidating Trust, Petrie Retail's successor or other third parties on whom the Liquidating Trust's financial condition and results of operations are dependent to properly identify and effectively remedy all year 2000 issues affecting their operations.


                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
         -----------------
        See the discussion contained in the Notes to Financial Statements in Part I, Item 1 of this Quarterly Report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

        (a)    LIST OF EXHIBITS

               Exhibit 27 -- Financial Data Schedule

        (b)    REPORTS ON FORM 8-K

               None




                                 SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                      PETRIE STORES LIQUIDATING TRUST


Dated:  May 15, 2000      By   /s/ Stephanie R. Joseph
                               ______________________________________________
                               Stephanie R. Joseph
                               Manager and Chief Executive Officer


Dated:  May 15, 2000      By    /s/ H. Bartlett Brown
                                _____________________________________________
                                H. Bartlett Brown
                                Assistant Manager and Chief Financial Officer