Form 10-Q
period 2000-09-30
PETRIE STORES LIQUIDATING TRUST
filed 2000-11-14
CIK 77808

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-Q
                              QUARTERLY REPORT
                   PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of November 10, 2000, there were 52,350,238 Units of Beneficial Interest outstanding.


                      PETRIE STORES LIQUIDATING TRUST

                             INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION


                                                                                                           Page
Item 1.  Financial Statements
         Statements of Net Assets in Liquidation - September 30, 2000 (Unaudited)
           and December 31, 1999............................................................................ 2
         Statements of Changes in Net Assets in Liquidation (Unaudited) - For
           the Three and Nine Months Ended September 30, 2000 and 1999...................................... 3
         Notes to Financial Statements...................................................................... 4
Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................................................9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................13
Item 6.  Exhibits and Reports on Form 8-K...................................................................13


                                          PETRIE STORES LIQUIDATING TRUST

                                      STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                  (IN THOUSANDS)


                                                                  SEPTEMBER 30,
                                                                      2000          DECEMBER 31,
                                                                   (UNAUDITED)         1999
                                                                 ---------------   --------------
ASSETS
Cash and cash equivalents....................................... $       438    $         280
U.S. Treasury obligations.......................................     123,336          194,048
U.S. Treasury obligations held in escrow........................           -            5,470
Investments in common stock.....................................           -           24,168
                                                                 -----------    -------------
Total assets....................................................     123,774          223,966

LIABILITIES
Accrued expenses and other liabilities..........................      32,277           37,024

Commitments and contingencies

                                                                 -----------    -------------
Net assets in liquidation....................................... $    91,497    $     186,942
                                                                 ===========    =============



See accompanying notes.



                                          PETRIE STORES LIQUIDATING TRUST

                                STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                                    (UNAUDITED)
                                      (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)



                                                        THREE                THREE               NINE               NINE
                                                       MONTHS                MONTHS             MONTHS             MONTHS
                                                        ENDED                ENDED               ENDED             ENDED
                                                      SEPTEMBER            SEPTEMBER           SEPTEMBER         SEPTEMBER
                                                      30, 2000              30, 1999           30, 2000           30, 1999
                                                  -----------------      --------------     ---------------    --------------

Net assets in liquidation at beginning of
period...........................................          $ 87,024            $196,444            $186,942          $184,713
                                                  -----------------      --------------     ---------------    --------------
Investment income................................             1,712               1,616               5,266             4,677
Corporate overhead (expense) benefit.............             2,761                  75               1,982               153
Net realized and unrealized gain (loss) on
investments......................................                 -              (9,604)             (4,327)           (1,012)
                                                  -----------------      --------------     ---------------    --------------

Net income (loss) for the period.................             4,473              (7,913)              2,921             3,818
                                                  -----------------      --------------     ---------------    --------------
Liquidating distributions (including cash and
1,688,576 shares of Toys "R" Us common
stock valued at $11.75 per share)................                 -                   -            (98,366)                 -
                                                  -----------------      --------------     ---------------    --------------
Net assets in liquidation at end of period.......          $ 91,497            $188,531             $91,497          $188,531
                                                  =================      ==============     ===============    ==============

Net income (loss) per unit.......................          $   0.09            $(0.15)               $0.06             $0.07
                                                  =================      ==============     ===============    ==============

Weighted average number of units.................            52,350              52,350              52,350            52,350
                                                  =================      ==============     ===============    ==============


See accompanying notes.



                      PETRIE STORES LIQUIDATING TRUST

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

                             SEPTEMBER 30, 2000

1.       INTERIM REPORTING

         The accompanying unaudited financial statements of Petrie Stores Liquidating Trust (the "Liquidating Trust") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Liquidating Trust, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, reference is made to the financial statements and footnotes thereto included in the Liquidating Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

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

         Pursuant to the Plan of Liquidation and the Agreement and Declaration of Trust, dated as of December 6, 1995 (the "Liquidating Trust Agreement"), between Petrie and the trustees named therein (the "Liquidating Trustees"), effective as of the close of business on January 22, 1996 (the "Succession Date"), Petrie transferred its remaining assets (then consisting of approximately $131 million in cash and cash equivalents and 5,055,576 shares of Toys Common Stock) to, and its remaining fixed and contingent liabilities were assumed by (the "Succession"), the Liquidating Trust. The assets of the Liquidating Trust are subject to various contingent liabilities, the status of which is presently unclear (Note 4), as well as the terms of a letter agreement with Toys "R" Us (Note 3) pursuant to which the Liquidating Trust is required to provide notice to Toys "R" Us (and an opportunity for Toys "R" Us to object) prior to making any future liquidating distributions. On November 8, 2000, the expiration date of the Liquidating Trust was extended from December 6, 2000 to December 6, 2002 (subject to possible further extension by the Liquidating Trustees).

         Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year. A liquidation basis of accounting was implemented as of January 28, 1995. The statements of net assets in liquidation at September 30, 2000 and December 31, 1999 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

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

3.       INVESTMENTS IN COMMON STOCK

         The Liquidating Trust's investments in common stock at December 31, 1999 consisted of 1,688,576 shares of Toys "R" Us, which operates a chain of specialty retail stores principally engaged in the sale of toys and children's clothing in the United States and abroad. At December 31, 1999, the 1,688,576 shares were carried at market value. During the nine-month period ended September 30, 2000, the Liquidating Trust distributed its remaining shares of Toys "R" Us common stock to its unit holders. At September 30, 2000, the Liquidating Trust did not own any shares of Toys Common Stock.

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

         Simultaneously with the closing of the Exchange, Petrie placed 3,493,450 shares of Toys Common Stock into an escrow account (the "Escrow Account") pursuant to the terms of an escrow agreement, dated as of January 24, 1995, between Petrie and Custodial Trust Company, as Escrow Agent. The Escrow Account terminated in accordance with its terms on January 24, 2000.

         The assets of the Liquidating Trust are subject to the terms of a letter agreement dated as of January 24, 1995, pursuant to which the Liquidating Trust is required, prior to making any future distribution, to provide notice to Toys "R" Us and an opportunity for Toys "R" Us to object to such distribution.

         Petrie had also placed 3,200,082 shares of Toys Common Stock in a collateral account (the "Collateral Account") pursuant to the terms of an Amended and Restated Cash Collateral and Pledge Agreement, dated as of December 9, 1994 and amended as of January 24, 1995, among Petrie, PS Stores Acquisition Corp. ("PS Stores"), certain subsidiaries of PS Stores, and Custodial Trust Company, as Collateral Agent (the "Amended and Restated Cash Collateral Agreement"). On December 19, 1995, the Amended and Restated Cash Collateral Agreement was further amended and restated and, pursuant thereto, the 3,200,082 shares of Toys Common Stock held in the Collateral Account were released to Petrie in exchange for Petrie's deposit of $67.5 million in U.S. Treasury obligations in the Collateral Account. In connection with the settlement of a dispute with the Internal Revenue Service (the "IRS"), approximately $32 million in U.S. Treasury obligations held in the Collateral Account were transferred to the Liquidating Trust on May 20, 1997. Pursuant to stipulations approved by the bankruptcy court in Petrie Retail Inc.'s ("Petrie Retail") bankruptcy case (discussed below), the remaining amounts held in the Collateral Account have been released and transferred to the Liquidating Trust.

         On February 11, 2000, the Liquidating Trust distributed to its unit holders a total of $78,525,357 in cash and 1,688,576 shares of Toys Common Stock.

         On November 10, 2000, the Liquidating Trust announced that it will distribute to its unit holders a total of $39,262,679 in cash on December 21, 2000. In the distribution, unit holders will receive $0.75 in cash for each unit of beneficial interest held of record at the close of business on December 11, 2000.

4.       COMMITMENTS AND CONTINGENCIES

         As successor to Petrie, the Liquidating Trust has accrued for certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to (i) guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail or its successor fails to perform; and (ii) Petrie's agreement with Petrie Retail to indemnify it for certain liabilities relating to the funding of, and Petrie Retail's withdrawal from, the United Auto Workers District 65 Security Plan Pension Fund (the "Multiemployer Plan"). The Liquidating Trust accrues liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling such matters. At September 30, 2000 and December 31, 1999, the Liquidating Trust, as successor to Petrie, had accrued approximately $32 million and $36 million, respectively, for contingent liabilities. As the scope of these liabilities becomes further refined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

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

         On December 8, 1998, the Bankruptcy Court confirmed a plan of reorganization for Petrie Retail (the "Petrie Retail Plan"), which modified the plan of reorganization filed by Petrie Retail and Warburg Pincus Ventures, L.P. ("Warburg") with the Bankruptcy Court on August 6, 1998, as amended. Under the confirmed Petrie Retail Plan, Petrie Retail sold substantially all of its remaining operating assets to Urban Acquisition Corp., an affiliate of Urban Brands, Inc., a retailer that operates under the Ashley Stewart trade name, for $52.25 million, and retained 13 of its store leases, for which Warburg was required to contribute $12 million to the bankruptcy estate, assume $3.1 million of Petrie Retail's executive severance obligations and waive approximately $3.8 million in fees and expenses allegedly owed to it under Petrie Retail's debtor-in- possession financing arrangement.

         On April 12, 2000, the Bankruptcy Court approved a stipulation of settlement between the distribution company (the "Distribution Company") designated by the Petrie Retail Plan and the Liquidating Trust, under which the Liquidating Trust and the Distribution Company settled their disputes regarding the claims that the Liquidating Trust filed against Petrie Retail. Pursuant to the stipulation of settlement, (i) the Liquidating Trust was allowed a single unsecured claim against Petrie Retail in the amount of approximately $14.4 million, subject to increase upon resolution of the Distribution Company's objections to certain landlord claims against Petrie Retail, (ii) the Distribution Company agreed to release to the Liquidating Trust the approximately $5.5 million held in the Collateral Account by June 30, 2000 (provided that the Distribution Company did not pay $10 million or more to the Multiemployer Plan prior to that date), and
(iii) the Distribution Company and the Liquidating Trust exchanged mutual releases. As of November 10, 2000, the Liquidating Trust's claim against Petrie Retail was approximately $14.9 million. On June 28, 2000, the approximately $5.5 million held in the Collateral Account was released and transferred to the Liquidating Trust in accordance with the settlement. There can be no assurance as to the timing of the payment of the Liquidating Trust's claim against the Distribution Company or the amount of any payments that the Distribution Company will make to creditors asserting unsecured claims. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from the reorganized Petrie Retail entity.

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

         After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains the guarantor of 146 of the retail leases and the headquarters lease described above. The Liquidating Trust's theoretical exposure relating to these leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, would be approximately $39 million (including potential exposure related to the exercise of lease renewal options described below). Such exposure includes
(i) approximately $26 million in potential liability related to 65 of the rejected store leases described above, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at September 30, 2000, (ii) approximately $2 million in potential liability related to the headquarters lease, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at September 30, 2000, and (iii) approximately $11 million in potential liability related to 33 of the store leases which were either assigned to third party retailers or are still held by the successor of Petrie Retail and 48 of the leases which have expired or were terminated by mutual landlord and tenant consent described above. Of the $13 million in potential liability related to the assigned leases, the leases that are still held by the successor of Petrie Retail and the headquarters lease, approximately $1 million is due in 2000, approximately $3 million is due in 2001 and approximately $9 million is due thereafter. The exposure related to assigned leases or leases still held by the successor to Petrie Retail includes potential liability related to lease extension options that may be exercised following the assignment of leases to third party retailers.

         The Liquidating Trust's lease exposure calculations reflect the estimated sum of all base rent and additional rent (such as taxes and common area charges) due under a lease through the end of the lease term, but do not reflect potential penalties, interest and other charges to which a landlord may be entitled. Such additional charges (which may in part be unenforceable) are not expected to materially increase the Liquidating Trust's lease guarantee liability.

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

         Employment Agreements. As previously disclosed, on October 23, 1995, Petrie Retail notified three former executives of Petrie that, as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of the retail operations. On April 25, 1996, the Liquidating Trust entered into settlement agreements with two of the former executives and on January 27, 1997 entered into a settlement agreement with the estate of the third executive. Pursuant to such settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under respective agreements with Petrie. The total cost of these settlements to the Liquidating Trust was approximately $3.2 million, of which approximately $365,000 (relating to certain unfunded pension obligations) remained unpaid and was included in the Liquidating Trust's accrued expenses and other liabilities at September 30, 2000.

         Multiemployer Plan. As previously disclosed, effective January 31, 1995, Petrie Retail withdrew from the Multiemployer Plan. Due to the Multiemployer Plan's underfunded status, Petrie Retail and its affiliates incurred withdrawal liability under the Employee Retirement Income Security Act of 1974, as amended. By letter dated May 30, 1996, the Multiemployer Plan initially assessed withdrawal liability against Petrie Retail in the amount of approximately $9.4 million plus interest. In addition, the Multiemployer Plan initially assessed liability against Petrie Retail of approximately $2 million attributable to the Multiemployer Plan's failure to meet certain Internal Revenue Code minimum funding standards, which amount was payable on August 1, 1996. In December 1998, the Multiemployer Plan submitted amended proofs of claim indicating that, among other entities, PS Stores and Petrie Retail were indebted to the Multiemployer Plan in the aggregate amount of approximately $17.3 million, consisting of withdrawal liability of $4.7 million, funding deficiencies of $1.4 million and an additional $11.2 million as a result of a mass withdrawal by contributing employers from the Multiemployer Plan. To the knowledge of the Liquidating Trust, Petrie Retail never made any payments with respect to such liabilities. By order of the Bankruptcy Court dated October 25, 2000, the Multiemployer Plan's claim was allowed in the amount of $14,969,102. Pursuant to the Retail Operations Stock Purchase Agreement, Petrie Retail and its affiliates were responsible for payment of the first $10 million in withdrawal and related liabilities and were entitled to be reimbursed by the Liquidating Trust, as successor to Petrie, for 75% of the next $50 million paid by Petrie Retail and its affiliates in respect of such liabilities. Pursuant to the stipulation of settlement referred to under "--Petrie Retail's Bankruptcy" above, the Liquidating Trust was released from its contractual liability with respect to the Multiemployer Plan. See "--Petrie Retail's Bankruptcy" above. Accordingly, the Liquidating Trust has eliminated its accrual of $3 million relating to the contingent contractual liability associated with the Multiemployer Plan.

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

         As previously disclosed, Petrie sold its retail operations to PS Stores on December 9, 1994, and on January 24, 1995 (the date on which Petrie's shareholders approved the Plan of Liquidation), Petrie commenced its liquidation. As a result, effective January 28, 1995, Petrie changed its basis of accounting from a going-concern basis to a liquidation basis. During the nine months ended September 30, 2000, the Liquidating Trust's activities were limited to continuing Petrie's liquidation in furtherance of the Plan of Liquidation. Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year.

RESULTS OF OPERATIONS

         The Liquidating Trust's net income for the three and nine months ended September 30, 2000 was $4,473,000 and $2,921,000, respectively, as compared to net (loss) income of ($7,913,000) and $3,818,000, respectively, for the three and nine months ended September 30, 1999.

         In applying a liquidation basis of accounting, the Liquidating Trust has given effect in its results of operations to fluctuations in the market price of its Toys Common Stock, and has recorded a realized loss on the Toys Common Stock for the nine months ended September 30, 2000 of ($4,327,000), as compared to realized and unrealized losses for the three and nine months ended September 30, 1999 of ($9,604,000) and ($1,012,000), respectively. The realized loss for the nine months ended September 30, 2000 resulted from the distribution of 1,688,576 shares of Toys Common Stock on February 11, 2000.

         For the three and nine months ended September 30, 2000, the Liquidating Trust realized a benefit in corporate overhead of $2,761,000 and $1,982,000, respectively, as compared to a benefit in corporate overhead for the three and nine months ended September 30, 1999 of $75,000 and $153,000, respectively. Corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie including, but not limited to, costs and expenses that the Liquidating Trust has incurred as a result of Petrie Retail's failure to perform its obligations in connection with its bankruptcy filing, legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses. During the three and nine months ended September 30, 2000, the Liquidating Trust's accrual of $3 million relating to the contingent contractual liability associated with the Multiemployer Plan was eliminated. There were no additional accruals for lease liabilities or reduction in lease liability recorded during such periods. During the three and nine months ended September 30, 1999, the Liquidating Trust's total accrual for lease liabilities was reduced by approximately $200,000 and $800,000, respectively, following the settlement and release of claims asserted by landlords. Additionally, during the nine months ended September 30, 1999, the Liquidating Trust received (i) approximately $312,000 from Petrie Retail pursuant to a stipulation approved by the Bankruptcy Court in respect of certain income taxes previously paid by the Liquidating Trust, as successor to Petrie, (ii) approximately $408,000 from Zurich-American Insurance Group in respect of certain retrospective insurance premium adjustments based on claims made by the Liquidating Trust and (iii) approximately $178,000 from the bankruptcy estate of PS Stores.

         During the three and nine months ended September 30, 2000, the Liquidating Trust earned investment income of $1,712,000 and $5,266,000, respectively, as compared to $1,616,000 and $4,677,000, respectively, earned during the three and nine months ended September 30, 1999. The increase in investment income for the three and nine months ended September 30, 2000 was due to higher effective interest rates.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

         The assets of the Liquidating Trust are subject to the terms of a letter agreement dated as of January 24, 1995 (the "Side Letter
Agreement"), pursuant to which the Liquidating Trust is required, prior to making any future distribution, to provide notice to Toys "R" Us and an opportunity for Toys "R" Us to object to such distribution.

         As of November 10, 2000, the Liquidating Trust had approximately $124 million in cash, cash equivalents and investments in U.S. Treasury obligations. The Liquidating Trust believes that it has sufficient liquid funds available to satisfy the foreseeable liabilities of the Liquidating Trust (including, without limitation, costs and expenses related to the administration of the Liquidating Trust, such as legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses).

         On November 8, 2000, the expiration date of the Liquidating Trust was extended from December 6, 2000 to December 6, 2002 (subject to possible further extension by the Liquidating Trustees).

         On November 10, 2000, the Liquidating Trust announced that it will distribute to its unit holders a total of $39,262,679 in cash on December 21, 2000. In the distribution, unit holders will receive $0.75 in cash for each unit of beneficial interest held of record at the close of business on December 11, 2000.

CONTINGENT LIABILITIES

         As more fully described in Item 1 of Part I, the Liquidating Trust, as successor to Petrie, has accrued for certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to (i) guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale to the extent that Petrie Retail or its successor fails to perform; and (ii) Petrie's agreement with Petrie Retail to indemnify it for certain liabilities relating to Petrie Retail's withdrawal from the United Auto Workers District 65 Security Plan Pension Fund. At September 30, 2000, the Liquidating Trust, as successor to Petrie, had accrued approximately $32 million for contingent liabilities. As the scope of these liabilities becomes further refined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions. See Notes to Financial Statements.

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

                                            PETRIE STORES LIQUIDATING TRUST


Dated:  November 14, 2000                   By /s/ Stephanie R. Joseph
                                               ------------------------------
                                               Stephanie R. Joseph
                                               Manager and Chief Executive
                                               Officer


Dated:  November 14, 2000                   By /s/ H. Bartlett Brown
                                               ------------------------------
                                               H. Bartlett Brown
                                               Assistant Manager and Chief
                                               Financial Officer