Form 10-K405
period 2000-12-31
PETRIE STORES LIQUIDATING TRUST
filed 2001-04-02
CIK 77808

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                         COMMISSION FILE NUMBER: 0-3777

                        PETRIE STORES LIQUIDATING TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             NEW YORK                   22-6679945
 (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)    IDENTIFICATION NO.)

     201 ROUTE 17, SUITE 300               07070
      RUTHERFORD, NEW JERSEY            (ZIP CODE)
 (ADDRESS OF PRINCIPAL EXECUTIVE
             OFFICES)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of March 27, 2001, the most recent practicable date prior to the printing of this report, there were 52,350,238 units of beneficial interest of the Petrie Stores Liquidating Trust (the "Liquidating Trust") outstanding; and the aggregate market value of the units of beneficial interest held by non-affiliates was $18,908,956, based upon the closing price on March 27, 2001 of $ 25/32 per unit of beneficial interest (as quoted on the OTC Bulletin Board). For purposes of this calculation, the Liquidating Trust has assumed that HBK Investments L.P., HBK Finance L.P. and T. Rowe Price Associates, Inc. are not affiliates of the Liquidating Trust.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

PART I
  Item 1.   Business....................................................    2
  Item 2.   Properties..................................................    3
  Item 3.   Legal Proceedings...........................................    3
  Item 4.   Submission of Matters to a Vote of Security Holders.........    3

PART II
  Item 5.   Market for the Registrant's Common Equity and Related
              Security Holder Matters...................................    4
  Item 6.   Selected Financial Data.....................................    4
  Item 7.   Management's Discussion and Analysis of Financial Condition
              and
              Results of Operations.....................................    5
  Item 7A.  Quantitative and Qualitative Disclosures of Market Risk.....   11
  Item 8.   Financial Statements and Supplementary Data.................   11
  Item 9.   Changes in and Disagreements with Accountants on Accounting
              and
              Financial Disclosure......................................   11

PART III
  Item 10.  Directors and Executive Officers of the Registrant..........   12
  Item 11.  Executive Compensation......................................   13
  Item 12.  Security Ownership of Certain Beneficial Owners and
              Management................................................   14
  Item 13.  Certain Relationships and Related Transactions..............   14

PART IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
              8-K.......................................................   15

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

     Since January 24, 1995, the date on which Petrie's shareholders approved the Plan of Liquidation, Petrie and its successor, the Liquidating Trust have
(i) made four liquidating distributions to shareholders (or, in the case of the Liquidating Trust, to unit holders) of an aggregate of 33,098,720 shares of Toys Common Stock and approximately $78.5 million in cash; (ii) sold an aggregate of 6,977,700 shares of Toys Common Stock; and (iii) delivered 2,000,000 shares of Toys Common Stock to Canadian Imperial Bank of Commerce ("CIBC") in exchange for a cash payment of approximately $61.4 million. As a result of the foregoing transactions, the Liquidating Trust no longer holds any shares of Toys Common Stock.

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

     On November 8, 2000, the expiration date of the Liquidating Trust was extended from December 6, 2000 to December 6, 2002 (subject to further extension by the Liquidating Trustees).

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS.

UNITS OF BENEFICIAL INTEREST

     Since January 23, 1996, the Liquidating Trust's units of beneficial interest have been quoted on the OTC Bulletin Board under the symbol "PSTLS." The high and low closing prices per unit of beneficial interest are shown below:

                                                              HIGH        LOW
                                                              ----        ---
Year Ended December 31, 1999:
  First quarter (ended March 31, 1999)......................  $ 2 1/4     $ 2 1/16
  Second quarter (ended June 30, 1999)......................  $ 2 7/8     $ 2 5/32
  Third quarter (ended September 30, 1999)..................  $ 2 7/16    $ 2 1/4
  Fourth quarter (ended December 31, 1999)..................  $ 2 7/16    $ 2 5/16

Year Ended December 31, 2000:
  First quarter (ended March 31, 2000)......................  $ 3         $ 1 1/8
  Second quarter (ended June 30, 2000)......................  $ 1 1/4     $ 1 1/8
  Third quarter (ended September 30, 2000)..................  $ 1 5/16    $ 1 3/16
  Fourth quarter (ended December 31, 2000)..................  $ 1 1/2     $  15/16

Year Ending December 31, 2001:
  First quarter (through March 27, 2001)....................  $  31/32     $ 25/32

     As of March 27, 2001, the most recent practicable date prior to the printing of this report, there were approximately 2,774 holders of record of units of beneficial interest of the Liquidating Trust. On February 11, 2000, the Liquidating Trust distributed to its unit holders a total of $78,525,357 in cash and its remaining 1,688,576 shares of Toys Common Stock, or $1.50 in cash and approximately 0.03225536 of a share of Toys Common Stock for each unit held of record at the close of business on January 31, 2000. On December 21, 2000, the Liquidating Trust distributed to its unit holders a total of $39,262,679 in cash, or $0.75 in cash for each unit of beneficial interest held of record at the close of business on December 11, 2000. The Liquidating Trustees will consider additional distributions of cash to unit holders when the status of the Liquidating Trust's remaining contingent liabilities is further clarified.

ITEM 6.  SELECTED FINANCIAL DATA.

     Set forth below are selected consolidated financial data of the Liquidating Trust as of and for the years ended December 31, 2000, 1999, 1998 and 1997 and the period ended December 31, 1996. A liquidation basis of accounting was implemented for all periods presented.

                                                YEAR ENDED DECEMBER 31,             PERIOD ENDED
                                      -------------------------------------------   DECEMBER 31,
                                      2000(1)    1999(1)     1998(1)     1997(1)      1996(1)
                                      -------    --------    --------    --------   ------------
                                         (IN THOUSANDS, EXCEPT PER SHARE OR PER UNIT AMOUNTS)
Corporate overhead benefit
  (expense).........................  $ 6,262    $ (2,259)   $ (3,710)   $(24,717)    $(30,304)
Income tax refund...................                   --          --       4,066           --
Investment income...................    7,033       6,703       7,165       8,164        6,467
Net realized and unrealized gain
  (loss) on investments.............   (4,327)     (2,215)    (31,367)      1,783       44,572
                                      -------    --------    --------    --------     --------
Income (loss) before income tax
  benefit...........................    8,968       2,229     (27,912)    (10,704)      20,735
                                      -------    --------    --------    --------     --------
Net income (loss)...................    8,968       2,229     (27,912)    (10,704)      20,735
                                      =======    ========    ========    ========     ========
Income (loss) per unit:
Net income (loss)...................  $  0.17    $   0.04    $  (0.53)   $  (0.20)    $   0.40
                                      =======    ========    ========    ========     ========
Weighted average number of units....   52,350      52,350      52,350      52,350       52,350
                                      =======    ========    ========    ========     ========
Total assets........................  $86,344    $223,966    $225,524    $263,585     $275,707
                                      =======    ========    ========    ========     ========

---------------
(1) Corporate overhead charges during the years ended December 31, 2000, December 31, 1999, December 31, 1998 and December 31, 1997 and the period ended December 31, 1996 relate primarily to accruals for costs and expenses related to Petrie Retail's bankruptcy. The benefit in corporate overhead for the year ended December 31, 2000 reflects a reduction of $3.8 million in the Liquidating Trust's total accrual for lease liabilities following the settlement and release of claims asserted by certain landlords. By order of the Bankruptcy Court in Petrie Retail's bankruptcy dated April 12, 2000, the Liquidating Trust was released from its contractual liability with respect to the United Auto Workers District 65 Security Plan Pension Fund. Accordingly, the Liquidating Trust reversed a $3 million accrual related to this contingent liability. Additionally, on December 21, 2000, the Liquidating Trust received $765,000 as partial payment of the Liquidating Trust's claim against the Petrie Retail bankruptcy estate. During the year ended December 31, 1999, corporate overhead included $2.0 million relating to an accrual in respect of the settlement of the Aventura Malls Venture action against the Liquidating Trust, which amount was reduced by approximately $800,000 following the settlement and release of claims asserted by certain other landlords. During the year ended December 31, 1999, corporate overhead also included professional fees and approximately $898,000 in income related to refunds received for retrospective insurance premiums, taxes paid on behalf of Petrie Retail and bankruptcy settlement payments. During the year ended December 31, 1998, the Liquidating Trust's total accrual for lease liabilities was reduced by approximately $2.0 million following the settlement and release of claims asserted by landlords, which reduction was offset by $2.3 million in accruals relating to other liabilities relating to Petrie Retail's bankruptcy. For the year ended December 31, 1997 and the period ended December 31, 1996, corporate overhead includes $18 million and $22 million, respectively, relating to the liability of the Liquidating Trust, as successor to Petrie, as a guarantor of certain leases for which Petrie Retail or one of its affiliates has assumed liability and $3 million and $4 million, respectively, relating to certain other liabilities related to Petrie Retail's bankruptcy. Corporate overhead also consists of other costs and expenses related to the liquidation and dissolution of Petrie, including, but not limited to, legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the financial statements and the notes thereto of the Liquidating Trust appearing elsewhere in this report.

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

RESULTS OF OPERATIONS

  Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

     The Liquidating Trust's net income for the year ended December 31, 2000 was $8,968,000, as compared to net income of $2,229,000 for the year ended December 31, 1999.

     In applying a liquidation basis of accounting, the Liquidating Trust gave effect in its results of operations to fluctuations in the market price of the Toys Common Stock held by it during the year ended December 31, 1999. During the year ended December 31, 2000, the Liquidating Trust distributed to its unit holders all of its remaining 1,688,506 shares of Toys Common Stock.

     The Liquidating Trust recorded a net realized loss of $4,327,000 for the year ended December 31, 2000 in connection with the February 11, 2000 distribution referred to above, as compared to a net realized gain of $1,530,000 and an unrealized loss of $3,745,000 on the Toys Common Stock for the year ended December 31, 1999. The $1,530,000 realized gain for the year ended December 31, 1999 resulted from sales by the Liquidating Trust at various times between April 28, 1999 and May 7, 1999 of an aggregate of 367,000 shares of Toys Common Stock for approximately $8.5 million and the delivery by the Liquidating Trust on November 29, 1999 of 2,000,000 shares of Toys Common Stock to CIBC in exchange for a cash payment of approximately $61.4 million.

     For the year ended December 31, 2000, the Liquidating Trust realized a benefit in corporate overhead of $6,262,000, as compared to an expense of $2,259,000 for the year ended December 31, 1999. The Liquidating Trust's corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie, including, but not limited to, costs and expenses that the Liquidating Trust incurred as a result of Petrie Retail's failure to perform its obligations in connection with its bankruptcy filing, legal fees, real estate advisory fees, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses. The benefit in corporate overhead for the year ended December 31, 2000 reflects a reduction of $3.8 million in the Liquidating Trust's total accrual for lease liabilities following the settlement and release of claims asserted by certain landlords. By order of the Bankruptcy Court in Petrie Retail's bankruptcy dated April 12, 2000, the Liquidating Trust was released from its contractual liability with respect to the United Auto Workers District 65 Security Plan Pension Fund (the "Multiemployer Plan"). Accordingly, the Liquidating Trust reversed a $3 million accrual related to this contingent liability. Additionally, on December 21, 2000, the Liquidating Trust received $765,000 as partial payment of the Liquidating Trust's claim against the Petrie Retail bankruptcy estate. During the year ended December 31, 1999, corporate overhead included $2.0 million relating to an accrual in respect of the settlement of the Aventura Malls Venture action against the Liquidating Trust, which amount was reduced by approximately $800,000 following the settlement and release of claims asserted by certain other landlords.

     During the year ended December 31, 2000, the Liquidating Trust earned $7,033,000 in investment income, as compared to $6,703,000 earned during the year ended December 31, 1999. The increase in investment income earned during the year ended December 31, 2000 is primarily due to higher prevailing interest rates.

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

     In applying a liquidation basis of accounting, the Liquidating Trust gave effect in its results of operations to fluctuations in the market price of the Toys Common Stock held by it during the years ended December 31, 1999 and December 31, 1998. The market price per share of Toys Common Stock fluctuated during the year ended December 31, 1999 as follows:

                                                              CLOSING
DATE                                                           PRICE
----                                                          -------
December 31, 1998...........................................    $16 15/16
March 31, 1999..............................................     18 13/16
June 30, 1999...............................................     20 11/16
September 30, 1999..........................................     15
December 31, 1999...........................................     14 5/16

     The Liquidating Trust recorded a net realized gain of $1,530,000 and an unrealized loss of $3,745,000 on the Toys Common Stock for the year ended December 31, 1999, as compared to an unrealized loss of $31,228,000 for the year ended December 31, 1998. In addition, at various times between April 28, 1999 and May 7, 1999, the Liquidating Trust sold an aggregate of 367,000 shares of Toys Common Stock for approximately $8.5 million and on November 29, 1999 delivered 2,000,000 shares of Toys Common Stock to CIBC in exchange for a cash payment of approximately $61.4 million. For the year ended December 31, 1999, the Liquidating Trust realized a gain of $1,530,000 with respect to such sales.

     For the year ended December 31, 1999, the Liquidating Trust incurred corporate overhead of $2,259,000 as compared to $3,710,000 for the year ended December 31, 1998. The Liquidating Trust's corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie, including, but not limited to, costs and expenses that the Liquidating Trust incurred as a result of Petrie Retail's failure to perform its obligations in connection with its bankruptcy filing, legal fees, real estate advisory fees, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses. During the year ended December 31, 1999, corporate overhead included lower professional fees and approximately $898,000 in income related to refunds received for retrospective insurance premiums, taxes paid on behalf of Petrie Retail and bankruptcy settlement payments. During the year ended December 31, 1999, corporate overhead included $2.0 million relating to an accrual in respect of the settlement of the Aventura Malls Venture action, which amount was reduced by approximately $800,000 following the settlement and release of claims asserted by certain other landlords.

     During the year ended December 31, 1999, the Liquidating Trust earned $6,703,000 in investment income, as compared to $7,165,000 earned during the year ended December 31, 1998. The decrease in investment income earned during the year ended December 31, 1999 was primarily due to lower prevailing interest rates.

LIQUIDITY AND CAPITAL RESOURCES

  General

     The assets of the Liquidating Trust are subject to the terms of a letter agreement dated as of January 24, 1995 (the "Side Letter Agreement"), pursuant to which Petrie agreed with Toys "R" Us that Petrie would retain, either individually or in combination, (i) cash in an amount of at least $177.5 million (the "Reserved Amount") or (ii) shares of Toys Common Stock having a market value (using the per share price on January 20, 1995) of at least twice the Reserved Amount, to secure the payment of Petrie's contingent liabilities. In connection with the Liquidating Trust's distributions of $78,525,357 in cash and 1,688,576 shares of Toys Common Stock on February 11, 2000 and $39,262,679 in cash on December 21, 2000, the Liquidating Trust provided Toys "R" Us with prior notice of such distributions and Toys "R" Us agreed that it did not object to such distributions. Pursuant to the terms of the Side Letter Agreement, the Liquidating Trust is required to provide similar notice to Toys "R" Us prior to making any additional distributions.

     As of March 27, 2001, the Liquidating Trust had approximately $86 million in cash, cash equivalents and investments in U.S. Treasury obligations. The Liquidating Trust believes that it has sufficient liquid funds available to satisfy the foreseeable liabilities of the Liquidating Trust (including, without limitation, costs and expenses related to the administration of the Liquidating Trust such as legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses).

     On November 8, 2000, the expiration date of the Liquidating Trust was extended from December 6, 2000 to December 6, 2002 (subject to further extension by the Liquidating Trustees).

  Contingent Liabilities

     As successor to Petrie, the Liquidating Trust has accrued for certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail or its successor fails to perform. The Liquidating Trust accrues such liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters. At December 31, 2000 and December 31, 1999, the Liquidating Trust had accrued approximately $27 million and $36 million, respectively, for contingent liabilities. As the scope of these liabilities becomes further refined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

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

     On April 12, 2000, the Bankruptcy Court approved a stipulation of settlement between the distribution company (the "Distribution Company") designated by the Petrie Retail Plan and the Liquidating Trust, under which the Liquidating Trust and the Distribution Company settled their disputes regarding the claims that the Liquidating Trust filed against Petrie Retail. Pursuant to the stipulation of settlement, (i) the Liquidating Trust was allowed a single unsecured claim against Petrie Retail in the amount of approximately $14.4 million, subject to increase upon resolution of the Distribution Company's objections to certain landlord claims against Petrie Retail, (ii) the Distribution Company agreed to release to the Liquidating Trust approximately $5.5 million held in a collateral account by June 30, 2000 (provided that the Distribution Company did not pay $10 million or more to the Multiemployer Plan prior to that date), and (iii) the Distribution Company and the Liquidating Trust exchanged mutual releases. On June 28, 2000, the approximately $5.5 million held in the collateral account was released and transferred to the Liquidating Trust in accordance with the settlement. On December 15, 2000, the Bankruptcy Court entered an order allowing the Liquidating Trust an unsecured claim against the Distribution Company in the amount of $15.3 million. On December 21, 2000, the Liquidating Trust received $765,000 as partial payment of its claim against the Distribution Company. As of March 27, 2001, the Liquidating Trust's remaining claim against the Distribution Company was $14,535,000. There can be no assurance as to the timing of the payment of the remainder of the Liquidating Trust's claim against the Distribution Company or the amount of any further payments that the Distribution Company will make to creditors asserting unsecured claims. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from the reorganized Petrie Retail entity.

     On April 10, 1998, PS Stores, the parent of Petrie Retail, filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court. After such filing, the Liquidating Trust filed claims in the Bankruptcy Court against PS Stores substantially similar to those filed against Petrie Retail. On December 8, 1998, the Bankruptcy Court confirmed PS Stores' proposed plan of reorganization, and in August 1999, pursuant to a settlement approved by the Bankruptcy Court, the Liquidating Trust received a payment in the amount of $0.2 million from PS Stores' bankruptcy estate.

     Store Leases. As described above, in December 1998, Petrie Retail disposed of substantially all its remaining operations and store leases as part of the Petrie Retail Plan. Of the roughly 1600 stores that Petrie Retail operated prior to filing its bankruptcy petition in October 1995, (i) 722 leases were rejected,
(ii) 615 leases were assigned to third party retailers, including (A) 410 leases which were part of Petrie Retail's former G&G Shops Inc. division and were included in the sale of such division to an investor group led by Pegasus Partners, L.P. and certain executives of such division, (B) 85 leases which were sold to Urban Acquisition Corp. as part of the Petrie Retail Plan and (C) 120 leases which were not part of Petrie Retail's former G&G Shops Inc. division and which were sold to third party retailers other than Urban Acquisition Corp.,
(iii) 13 leases were retained by the reorganized Petrie Retail entity for stores which are currently managed by Urban Acquisition Corp. and which Urban Acquisition Corp. has the right to purchase at a later date and (iv) approximately 250 leases expired or were terminated by mutual landlord and tenant consent. In addition, an affiliate of the Liquidating Trust's real estate advisor has assumed Petrie Retail's former headquarters lease at 150 Meadowlands Parkway in Secaucus, New Jersey, which lease is guaranteed by the Liquidating Trust. The Liquidating Trust's real estate advisor has reached a settlement with the landlord and given back part of the former headquarters space and has sublet most of the remainder of such space in an effort to mitigate the Liquidating Trust's liability under this lease, although no assurance can be given that the subtenant will continue to pay rent through the remaining term of the headquarters lease.

     After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains the guarantor of 143 of the retail leases and the headquarters lease described above. The Liquidating Trust's theoretical exposure relating to these leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, would be approximately $37 million (including potential exposure related to the exercise of lease renewal options described below). Such exposure includes (i) approximately $25 million in potential liability related to 64 of the rejected store leases described above, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 2000, and (ii) approximately $12 million in potential liability related to 26 of the store leases which were either assigned to third party retailers or are still held by the successor of Petrie Retail, the headquarters lease (which now accounts for less than $1 million in potential liability), and 53 of the leases which have expired or were terminated by mutual landlord and tenant consent described above. Of the $12 million in potential liability related to the assigned leases, the leases that are still held by the successor of Petrie Retail and the headquarters lease, approximately $3 million is due in 2001 and approximately $9 million is due thereafter. The exposure related to assigned leases or leases still held by the successor to Petrie Retail includes potential liability related to lease extension options that may be exercised following the assignment of leases to third party retailers.

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

     Employment Agreements. As previously disclosed, on October 23, 1995, Petrie Retail notified three former executives of Petrie that, as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of the retail operations. On April 25, 1996, the Liquidating Trust entered into settlement agreements with two of the former executives and on January 27, 1997 entered into a settlement agreement with the estate of the third executive. Pursuant to such settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under respective agreements with Petrie. The total cost of these settlements to the Liquidating Trust was approximately $3.2 million, of which approximately $340,000 (relating to certain unfunded pension obligations) remained unpaid and was included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 2000.

     Multiemployer Plan. As previously disclosed, effective January 31, 1995, Petrie Retail withdrew from the Multiemployer Plan. Due to the Multiemployer Plan's underfunded status, Petrie Retail and its affiliates incurred withdrawal liability under the Employee Retirement Income Security Act of 1974, as amended. By letter dated May 30, 1996, the Multiemployer Plan initially assessed withdrawal liability against Petrie Retail in the amount of approximately $9.4 million plus interest. In addition, the Multiemployer Plan initially assessed liability against Petrie Retail of approximately $2 million attributable to the Multiemployer Plan's failure to meet certain Internal Revenue Code minimum funding standards, which amount was payable on August 1, 1996. In December 1998, the Multiemployer Plan also submitted amended proofs of claim indicating that, among other entities, PS Stores and Petrie Retail were indebted to the Multiemployer Plan in the aggregate amount of approximately $17.3 million, consisting of withdrawal liability of $4.7 million, funding deficiencies of $1.4 million and an additional $11.2 million as a result of a mass withdrawal by contributing employers from the Multiemployer Plan. By order of the Bankruptcy Court dated October 25, 2000, as amended by order dated November 15, 2000, the Multiemployer Plan's claim was allowed in the amount of $12,969,102. To the knowledge of the Liquidating Trust, Petrie Retail has paid the Multiemployer Plan approximately $648,455 with respect to such liabilities. Prior to entering into the stipulation of settlement referred to under "-- Petrie Retail's Bankruptcy" above, pursuant to the Retail Operations Stock Purchase Agreement, Petrie Retail and its affiliates were responsible for payment of the first $10 million in withdrawal and related liabilities and were entitled to be reimbursed by the Liquidating Trust, as successor to Petrie, for 75% of the next $50 million paid by Petrie Retail and its affiliates in respect of such liabilities. Pursuant to the stipulation of settlement, the Liquidating Trust was released from its contractual liability with respect to the Multiemployer Plan. Accordingly, the Liquidating Trust has reversed its accrual of $3 million relating to the contingent contractual liability associated with the Multiemployer Plan.

     On or about September 25, 1998, the Internal Revenue Service issued an examination report asserting that "Petrie Stores, Inc." was liable for excise taxes and penalties of approximately $192,000 relating to the Multiemployer Plan's funding deficiencies for the three plan years ended January 31, 1993, 1994 and 1995. On

January 24, 2000, the Liquidating Trust paid the Internal Revenue Service approximately $59,000 in full settlement of the alleged liability.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Liquidating Trust invests its available cash in short-term United States Treasury Obligations. Although the rate of interest paid on short-term United States Treasury Obligations may fluctuate over time based on changes in the general level of U.S. interest rates, each of such investments is made at a fixed interest rate over the duration of the investment and each has a maturity of less than 365 days. In addition, the Liquidating Trust Agreement prohibits the Liquidating Trust from making certain investments with a maturity of greater than one year and certain other investments that could expose the Liquidating Trust to market risk. The Liquidating Trust believes that its exposure to market risk fluctuations for its investments is not material as of December 31, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See pages F-1 through F-12 annexed hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

LIQUIDATING TRUSTEES AND EXECUTIVE OFFICERS

     The following table shows, as of March 27, 2001, the Liquidating Trustees and the Liquidating Trust's executive officers, their respective ages, the year each person became a Liquidating Trustee or officer of the Liquidating Trust and all positions currently held with the Liquidating Trust by each such person:

                                             TRUSTEE OR
NAME                                 AGE    OFFICER SINCE    POSITION WITH THE LIQUIDATING TRUST
----                                 ---    -------------    -----------------------------------
Stephanie R. Joseph................  54         1995         Manager and Chief Executive
                                                             Officer; Liquidating Trustee
H. Bartlett Brown..................  65         1995         Assistant Manager and Chief
                                                             Financial Officer
Joseph H. Flom.....................  77         1995         Liquidating Trustee
Bernard Petrie.....................  75         1995         Liquidating Trustee
Laurence A. Tisch..................  78         1995         Liquidating Trustee
Raymond S. Troubh..................  74         1995         Chairman of the Board of the
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

     Joseph H. Flom became a Liquidating Trustee in December 1995. He has been a partner in Skadden, Arps, Slate, Meagher & Flom LLP, a law firm and counsel to Petrie, the Liquidating Trust and the Estate of Milton Petrie, for more than the past five years. Mr. Flom is Chairman of the Board of Trustees of the Woodrow Wilson International Center for Scholars; a director of United Way of New York City; a director of the American-Israel Friendship League; and a trustee of the New York University Medical Center.

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

     Raymond S. Troubh became a Liquidating Trustee and Chairman of the Board of Liquidating Trustees in December 1995. Mr. Troubh served as Treasurer of Petrie from December 9, 1994 to February 7, 1995. He is a financial consultant, a former governor of the American Stock Exchange and a former general partner of Lazard Freres & Co., an investment banking firm. Mr. Troubh is a director of ARIAD Pharmaceuticals, Inc., a pharmaceutical company; Diamond Offshore Drilling, Inc., an offshore drilling company; Health Net, Inc., a healthcare company; General American Investors Company, an investment and advisory company; Gentiva Health Services, Inc., a healthcare company; Starwood Hotels & Resorts, a hotel company; WHX Corporation, a holding company; and Triarc Companies, Inc., a diversified holding company. Mr. Troubh also serves as trustee of the MicroCap Liquidating Trust, a liquidating trust that holds the assets of The MicroCap Fund, Inc., an investment company, and Corporate Renaissance Group Liquidating Trust, a liquidating trust that holds the assets of Corporate Renaissance Group, Inc., an investment company.

MEETINGS AND STANDING COMMITTEES

     The Liquidating Trustees met three times during the year ended December 31, 2000. During such period, the Liquidating Trustees had no standing committees.

ITEM 11.  EXECUTIVE COMPENSATION.

GENERAL

     The following table sets forth the total annual compensation paid by the Liquidating Trust to its Manager and Chief Executive Officer, who is the only executive officer of the Liquidating Trust whose compensation exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                      ANNUAL COMPENSATION
                                                -------------------------------       ALL OTHER
NAME AND PRINCIPAL POSITION                     YEAR ENDED     SALARY     BONUS    COMPENSATION(1)
---------------------------                     ----------    --------    -----    ---------------
Stephanie R. Joseph...........................   12/31/00     $130,000     --          $45,000
  Manager, Chief Executive Officer and           12/31/99     $130,000     --          $45,000
  Liquidating Trustee                            12/31/98     $130,000     --          $45,000

---------------
(1) Ms. Joseph receives $45,000 per year for her service as a Liquidating
    Trustee.

COMPENSATION OF LIQUIDATING TRUSTEES

     Liquidating Trustees are compensated for their service as Liquidating Trustees in the amount of $30,000 per fiscal year, with the exception of Raymond
S. Troubh and Stephanie R. Joseph, who are each compensated $45,000 per fiscal year for their service as Liquidating Trustees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the year ended December 31, 2000, the Liquidating Trustees did not have a compensation committee, and each of the Liquidating Trustees other than Stephanie R. Joseph participated in deliberations of the Liquidating Trustees concerning executive officer compensation. During the year ended December 31, 2000, no executive officer of the Liquidating Trust served as a member of the compensation committee (or other board committee performing equivalent functions, or in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a Liquidating Trustee.

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

                                                                 TOTAL NUMBER OF        PERCENT OF
                                                                     UNITS OF           OUTSTANDING
                                                               BENEFICIAL INTEREST      BENEFICIAL
NAME OF BENEFICIAL OWNER                                        BENEFICIALLY OWNED       INTERESTS
------------------------                                      ----------------------    -----------
The Estate of Milton Petrie(1)..............................        28,111,274             53.7%
  Four Times Square
  New York, New York 10036-6522
HBK Investments L.P.(2).....................................         9,484,800             18.1%
HBK Finance L.P.
  777 Main Street, Suite 2750
  Fort Worth, Texas 76102
T. Rowe Price Associates, Inc.(3)...........................         4,748,700              9.0%
  100 E. Pratt Street
  Baltimore, Maryland 21202
H. Bartlett Brown...........................................                --               --
Joseph H. Flom(1)...........................................                --               --
Stephanie R. Joseph.........................................                --               --
Bernard Petrie(1)...........................................            34,500                *
Laurence A. Tisch(1)........................................             1,000                *
Raymond S. Troubh...........................................                --               --
All managers and Liquidating Trustees as a group (6
  individuals, including those named above).................            35,500                *

---------------
 *  Less than one percent of the outstanding units of beneficial interest.

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

(3) Based on information contained in Amendment No. 4 to the Statement on
    Schedule 13G filed by T. Rowe Price Associates, Inc. ("Price Associates") with the Securities and Exchange Commission on February 12, 2001. These securities are owned by various individual and institutional investors which Price Associates serves as investment adviser with power to direct investments and sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, as amended, Price Associates is deemed to be a beneficial owner of such securities. Price Associates has, however, expressly disclaimed that it is, in fact, the beneficial owner of such securities.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Skadden, Arps, Slate, Meagher & Flom LLP serves as legal counsel to the Liquidating Trust and the Estate of Milton Petrie, which owns approximately 53.7% of the Liquidating Trust's outstanding units of beneficial interest, and has provided services to each during the year ended December 31, 2000. Joseph H. Flom, a Liquidating Trustee and an executor of the Estate of Milton Petrie, is a partner in Skadden, Arps, Slate, Meagher & Flom LLP.

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

(b) Reports on Form 8-K.

     Current Report on Form 8-K filed on November 13, 2000, reporting the distribution of $39,262,679 in cash to the holders of units of beneficial interest of the Liquidating Trust on December 21, 2000.

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

                                          Dated: April 2, 2001

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

Dated: April 2, 2001

                                          By:     /s/ H. BARTLETT BROWN
                                            ------------------------------------
                                                     H. BARTLETT BROWN
                                             ASSISTANT MANAGER, CHIEF FINANCIAL
                                                         OFFICER AND
                                                PRINCIPAL ACCOUNTING OFFICER

                                          By:    /s/ STEPHANIE R. JOSEPH
                                            ------------------------------------
                                                    STEPHANIE R. JOSEPH
                                              MANAGER, CHIEF EXECUTIVE OFFICER
                                                        AND TRUSTEE

                                          By:      /s/ JOSEPH H. FLOM
                                            ------------------------------------
                                                       JOSEPH H. FLOM
                                                          TRUSTEE

                                          By:      /s/ BERNARD PETRIE
                                            ------------------------------------
                                                       BERNARD PETRIE
                                                          TRUSTEE

                                          By:     /s/ LAURENCE A. TISCH
                                            ------------------------------------
                                                     LAURENCE A. TISCH
                                                          TRUSTEE

                                          By:     /s/ RAYMOND S. TROUBH
                                            ------------------------------------
                                                     RAYMOND S. TROUBH
                                                          TRUSTEE

                        PETRIE STORES LIQUIDATING TRUST

                         INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
  Report of Independent Auditors............................  F-2
  Statements of Net Assets in Liquidation -- December 31,
     2000 and December 31, 1999.............................  F-3
  Statements of Changes in Net Assets in Liquidation -- For
     the years ended December 31, 2000, 1999 and 1998.......  F-4
  Notes to Financial Statements.............................  F-5

                         REPORT OF INDEPENDENT AUDITORS

Board of Trustees and Holders of Units of Beneficial Interest
Petrie Stores Liquidating Trust

     We have audited the accompanying statements of net assets in liquidation of the Petrie Stores Liquidating Trust (successor to Petrie Stores Corporation and its former subsidiaries) as of December 31, 2000 and December 31, 1999, and the related statements of changes in net assets in liquidation for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the management of the Petrie Stores Liquidating Trust. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of the Petrie Stores Liquidating Trust (successor to Petrie Stores Corporation and its former subsidiaries) as of December 31, 2000 and December 31, 1999 and the changes in net assets in liquidation for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

MetroPark, New Jersey
March 9, 2001

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                    STATEMENTS OF NET ASSETS IN LIQUIDATION
                                 (IN THOUSANDS)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
ASSETS
Cash and cash equivalents...................................    $   513         $    280
U.S. Treasury Obligations...................................     85,831          194,048
U.S. Treasury Obligations held in escrow....................         --            5,470
Investments in common stock (including 1,493,450 shares of
  Toys "R" Us common stock at December 31, 1999 held in
  escrow)...................................................         --           24,168
                                                                -------         --------
          Total assets......................................     86,344          223,966

LIABILITIES
Accrued expenses and other liabilities......................     28,063           37,024
Commitments and contingencies
                                                                -------         --------
Net assets in liquidation...................................    $58,281         $186,942
                                                                =======         ========

                            See accompanying notes.

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

               STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                         YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                            2000            1999            1998
                                                        ------------    ------------    ------------
Net assets in liquidation at beginning of year........   $ 186,942        $184,713        $212,625
                                                         ---------        --------        --------
Investment income.....................................       7,033           6,703           7,165
Corporate overhead benefit (expense)..................       6,262          (2,259)         (3,710)
Net realized and unrealized loss on investments.......      (4,327)         (2,215)        (31,367)
                                                         ---------        --------        --------
Net income (loss) for the year........................       8,968           2,229         (27,912)
                                                         ---------        --------        --------
Liquidating distributions (consisting of cash and
  1,688,576 shares of Toys "R" Us common stock valued
  at $11.75 per share)................................    (137,629)             --              --
                                                         ---------        --------        --------
Net assets in liquidation at end of year..............   $  58,281        $186,942        $184,713
                                                         =========        ========        ========
Net income (loss) per unit............................   $    0.17        $   0.04        $   (.53)
                                                         =========        ========        ========
Weighted average number of units......................      52,350          52,350          52,350
                                                         =========        ========        ========

                            See accompanying notes.

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

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

     Beginning with the period ended December 31, 1996, the Liquidating Trust has adopted the calendar year as its fiscal year. A liquidation basis of accounting was implemented as of January 28, 1995. The statements of net assets in liquidation at December 31, 2000 and December 31, 1999 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

  Cash Equivalents

     Cash equivalents consist of highly liquid investments of less than 90 days' maturity from the date of purchase. These investments are carried at cost plus accrued interest, which approximates fair market value.

  Investments in U.S. Treasury Obligations

     Investments in U.S. Treasury obligations are carried at fair market value (which approximates cost) and unrealized gains or losses thereon are recognized in the statement of changes in net assets in liquidation.

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

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

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

2. INVESTMENTS IN COMMON STOCK

     The Liquidating Trust's investments in common stock at December 31, 1999 consisted of 1,688,576 shares of Toys "R" Us, which operates a chain of specialty retail stores principally engaged in the sale of toys and children's clothing in the United States and abroad. At December 31, 1999, the 1,688,576 shares are carried at market value. At December 31, 2000, the Liquidating Trust did not hold any shares of Toys "R" Us.

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

     The assets of the Liquidating Trust are subject to the terms of a letter agreement, dated as of January 24, 1995, pursuant to which Petrie agreed with Toys "R" Us that Petrie would retain, either individually or in combination, (i) cash in an amount of at least $177.5 million (the "Reserved Amount") or (ii) shares of Toys Common Stock having a market value (using the per share price on January 20, 1995) of at least twice the Reserved Amount, to secure the payment of Petrie's contingent liabilities (Note 4). In connection with the Liquidating Trust's distributions of $78,525,357 in cash and 1,688,576 shares of Toys Common Stock on February 11, 2000 and $39,262,679 in cash on December 21, 2000, the Liquidating Trust provided Toys "R" Us with prior notice of such distributions and Toys "R" Us agreed that it did not object to such distributions. Pursuant to the terms of the letter agreement, the Liquidating Trust is required to provide similar notice to Toys "R" Us prior to making any additional distributions.

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

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

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

     At various times during the period ended January 22, 1996, Petrie sold an aggregate of 5,610,700 shares of Toys Common Stock for approximately $126.9 million in proceeds. Between January 23, 1997 and February 5, 1997, the Liquidating Trust sold an aggregate of 1,000,000 shares of Toys Common Stock for approximately $25.5 million in proceeds. During 1999, in addition to the 2,000,000 shares of Toys Common Stock delivered to CIBC in exchange for a cash payment of approximately $61.4 million as discussed above, the Liquidating Trust sold an aggregate of 367,000 shares of Toys Common Stock for approximately $8.5 million in proceeds.

     In addition, Petrie and the Liquidating Trust have made liquidating distributions of shares of Toys Common Stock held by them to shareholders of Petrie and unit holders of the Liquidating Trust, respectively (Note 3).

     In November 1994, Petrie received a favorable private letter ruling from the IRS to the effect that the Exchange and the subsequent distribution of Toys Common Stock to Petrie's shareholders would qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended. The ruling further provided that Petrie would not recognize any gain on these transactions.

3. LIQUIDATING DISTRIBUTIONS

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

     On August 15, 1995, Petrie made a liquidating distribution of 5,235,035 shares of Toys Common Stock (market value on August 15, 1995 of approximately $139.4 million).

     On February 11, 2000, the Liquidating Trust distributed a total of $78,525,357 in cash and 1,688,576 shares of Toys "R" Us common stock with a fair market value of $19,840,768.

     On December 21, 2000, the Liquidating Trust distributed to its unit holders a total of $39,262,679 in cash. In the distribution, unit holders received $0.75 in cash for each unit of beneficial interest held at record at the close of business on December 11, 2000.

4. INCOME TAXES

     As a result of the Succession, Petrie ceased to be a taxable entity. Subsequent to January 22, 1996, the Liquidating Trust, as successor to Petrie, is a complete pass-through entity for federal income taxes and, accordingly, is not itself subject to federal income tax.

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

5. COMMITMENTS AND CONTINGENCIES

     As successor to Petrie, the Liquidating Trust has accrued for certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail or its successor fails to perform. The Liquidating Trust accrues such liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters. At December 31, 2000 and December 31, 1999, the Liquidating Trust had accrued approximately $27 million and $36 million, respectively, for contingent liabilities. As the scope of these liabilities becomes further refined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

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

     On April 12, 2000, the Bankruptcy Court approved a stipulation of settlement between the distribution company (the "Distribution Company") designated by the Petrie Retail Plan and the Liquidating Trust, under which the Liquidating Trust and the Distribution Company settled their disputes regarding the claims that the Liquidating Trust filed against Petrie Retail. Pursuant to the stipulation of settlement, (i) the Liquidating Trust was allowed a single unsecured claim against Petrie Retail in the amount of approximately $14.4 million, subject to increase upon resolution of the Distribution Company's objections to certain landlord

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

claims against Petrie Retail, (ii) the Distribution Company agreed to release to the Liquidating Trust approximately $5.5 million held in a collateral account by June 30, 2000 (provided that the Distribution Company did not pay $10 million or more to the Multiemployer Plan prior to that date), and (iii) the Distribution Company and the Liquidating Trust exchanged mutual releases. On June 28, 2000, the approximately $5.5 million held in the collateral account was released and transferred to the Liquidating Trust in accordance with the settlement. On December 15, 2000, the Bankruptcy Court entered an order allowing the Liquidating Trust an unsecured claim against the Distribution Company in the amount of $15.3 million. On December 21, 2000, the Liquidating Trust received $765,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. As of March 27, 2001, the Liquidating Trust's remaining claim against the Distribution Company was $14,535,000. There can be no assurance as to the timing of the payment of the remainder of the Liquidating Trust's claim against the Distribution Company or the amount of any further payments that the Distribution Company will make to creditors asserting unsecured claims. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from the reorganized Petrie Retail entity.

     On April 10, 1998, PS Stores, the parent of Petrie Retail, filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court. After such filing, the Liquidating Trust filed claims in the Bankruptcy Court against PS Stores substantially similar to those filed against Petrie Retail. On December 8, 1998, the Bankruptcy Court confirmed PS Stores' proposed plan of reorganization, and in August 1999, pursuant to a settlement approved by the Bankruptcy Court, the Liquidating Trust received a payment in the amount of $0.2 million from PS Stores' bankruptcy estate.

     Store Leases. As described above, in December 1998, Petrie Retail disposed of substantially all its remaining operations and store leases as part of the Petrie Retail Plan. Of the roughly 1600 stores that Petrie Retail operated prior to filing its bankruptcy petition in October 1995, (i) 722 leases were rejected,
(ii) 615 leases were assigned to third party retailers, including (A) 410 leases which were part of Petrie Retail's former G&G Shops Inc. division and were included in the sale of such division to an investor group led by Pegasus Partners, L.P. and certain executives of such division, (B) 85 leases which were sold to Urban Acquisition Corp. as part of the Petrie Retail Plan and (C) 120 leases which were not part of Petrie Retail's former G&G Shops Inc. division and which were sold to third party retailers other than Urban Acquisition Corp.,
(iii) 13 leases were retained by the reorganized Petrie Retail entity for stores which are currently managed by Urban Acquisition Corp. and which Urban Acquisition Corp. has the right to purchase at a later date and (iv) approximately 250 leases expired or were terminated by mutual landlord and tenant consent. In addition, an affiliate of the Liquidating Trust's real estate advisor has assumed Petrie Retail's former headquarters lease at 150 Meadowlands Parkway in Secaucus, New Jersey, which lease is guaranteed by the Liquidating Trust. The Liquidating Trust's real estate advisor has reached a settlement with the landlord and given back part of the former headquarters space and has sublet most of the remainder of such space in an effort to mitigate the Liquidating Trust's liability under this lease, although no assurance can be given that the subtenant will continue to pay rent through the remaining term of the headquarters lease.

     After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains the guarantor of 143 of the retail leases and the headquarters lease described above. The Liquidating Trust's theoretical exposure relating to these leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, would be approximately $37 million (including potential exposure related to the exercise of lease renewal options described below). Such exposure includes (i) approximately $25 million in potential liability related to 64 of the rejected store leases described above, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 2000, and (ii) approximately $12 million in potential liability related to 26 of the store leases which were either assigned to third party retailers or are still held by the successor of Petrie Retail, the headquarters lease (which now accounts for less than $1 million in potential

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

liability), and 53 of the leases which have expired or were terminated by mutual landlord and tenant consent described above. Of the $12 million in potential liability related to the assigned leases, the leases that are still held by the successor of Petrie Retail and the headquarters lease, approximately $3 million is due in 2001 and approximately $9 million is due thereafter. The exposure related to assigned leases or leases still held by the successor to Petrie Retail includes potential liability related to lease extension options that may be exercised following the assignment of leases to third party retailers.

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

     Employment Agreements. As previously disclosed, on October 23, 1995, Petrie Retail notified three former executives of Petrie that, as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of the retail operations. On April 25, 1996, the Liquidating Trust entered into settlement agreements with two of the former executives and on January 27, 1997 entered into a settlement agreement with the estate of the third executive. Pursuant to such settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under respective agreements with Petrie. The total cost of these settlements to the Liquidating Trust was approximately $3.2 million, of which approximately $340,000 (relating to certain unfunded pension obligations) remained unpaid and was included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 2000.

     Multiemployer Plan. As previously disclosed, effective January 31, 1995, Petrie Retail withdrew from the Multiemployer Plan. Due to the Multiemployer Plan's underfunded status, Petrie Retail and its affiliates incurred withdrawal liability under the Employee Retirement Income Security Act of 1974, as amended. By letter dated May 30, 1996, the Multiemployer Plan initially assessed withdrawal liability against Petrie Retail in the amount of approximately $9.4 million plus interest. In addition, the Multiemployer Plan initially assessed liability against Petrie Retail of approximately $2 million attributable to the Multiemployer Plan's failure to meet certain Internal Revenue Code minimum funding standards, which amount was payable on August 1, 1996. In December 1998, the Multiemployer Plan also submitted amended proofs of claim indicating that, among other entities, PS Stores and Petrie Retail were indebted to the Multiemployer Plan in the aggregate amount of approximately $17.3 million, consisting of withdrawal liability of $4.7 million, funding deficiencies of $1.4 million and an additional $11.2 million as a result of a mass withdrawal by contributing employers from the Multiemployer Plan. By order of the Bankruptcy Court dated October 25, 2000, as amended by order dated November 15, 2000, the Multiemployer Plan's claim was allowed in the amount of $12,969,102. To the knowledge of the Liquidating Trust, Petrie Retail has paid the Multiemployer Plan approximately $648,455 with respect to such liabilities. Prior to entering into the stipulation of settlement referred to under "-- Petrie Retail's Bankruptcy" above, pursuant to the Retail Operations Stock Purchase Agreement, Petrie Retail and its affiliates were responsible for payment of the first $10 million in withdrawal and related liabilities and were entitled to be reimbursed by the Liquidating Trust, as successor to Petrie, for 75% of the next $50 million paid by Petrie Retail and its affiliates in respect of such liabilities. Pursuant to the stipulation of settlement, the Liquidating Trust was released from its contractual liability with respect to the

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

Multiemployer Plan. Accordingly, the Liquidating Trust has reversed its accrual of $3 million relating to the contingent contractual liability associated with the Multiemployer Plan.

     On or about September 25, 1998, the Internal Revenue Service issued an examination report asserting that "Petrie Stores, Inc." was liable for excise taxes and penalties of approximately $192,000 relating to the Multiemployer Plan's funding deficiencies for the three plan years ended January 31, 1993, 1994 and 1995. On January 24, 2000, the Liquidating Trust paid the Internal Revenue Service approximately $59,000 in full settlement of the alleged liability.

     The Liquidating Trust believes, based on the most recently available information, that appropriate accruals have been established in the accompanying financial statements to provide for any losses that may be incurred with respect to the aforementioned contingencies.

6. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for the years ended December 31, 2000 and December 31, 1999 are as follows:

                                                                    QUARTER
                                                  --------------------------------------------
                                                   FIRST       SECOND      THIRD       FOURTH
                                                  -------      ------     -------      -------
                                                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
Year ended December 31, 2000:
Net income (loss)...............................  $(3,005)(1)  $1,453(2)  $ 4,473(3)   $ 6,047(4)
                                                  =======      ======     =======      =======
Net income (loss) per unit......................  $ (0.06)     $ 0.03     $  0.09      $  0.12
                                                  =======      ======     =======      =======
Year ended December 31, 1999:
Net income (loss)...............................  $ 4,963(5)   $6,768(6)  $(7,913)(7)  $(1,589)(8)
                                                  =======      ======     =======      =======
Net income (loss) per unit......................  $  0.09      $ 0.13     $ (0.15)     $ (0.03)
                                                  =======      ======     =======      =======

---------------
(1) The first quarter of the year ended December 31, 2000 includes a realized loss of $4,327,000 resulting from the distribution of 1,688,576 shares of Toys Common Stock on February 11, 2000.

(2) The second quarter of the year ended December 31, 2000 includes investment income of $1,628,000 offset by corporate overhead of $175,000.

(3) The third quarter of the year ended December 31, 2000 includes a reversal of the Liquidating Trust's accrual of $3 million following a stipulation of settlement between the Distribution Company and the Liquidating Trust, as approved by the Bankruptcy Court, under which the Liquidating Trust was released from its contractual liability with respect to the Multiemployer Plan.

(4) The fourth quarter of the year ended December 31, 2000 includes a reduction in the Liquidating Trust's accrual for lease liabilities of $3,800,000 following the settlement and release of claims asserted by certain landlords and the receipt of $765,000 in respect of claims against the Petrie Retail bankruptcy estate.

(5) The first quarter of the year ended December 31, 1999 includes an unrealized gain related to an increase in the market value of Toys Common Stock of $3,854,000 and a reduction in the Liquidating Trust's accrual for lease liabilities of $400,000 following the settlement and release of claims asserted by certain landlords.

(6) The second quarter of the year ended December 31, 1999 includes an unrealized gain related to an increase in the market value of Toys Common Stock of $4,738,000, realized gains of $1,572,000 related to sales of Toys Common Stock, a reduction in the Liquidating Trust's accrual for lease liabilities of $200,000 following the settlement and release of claims asserted by certain landlords and $720,000 in

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

    income related to refunds received for retrospective insurance premiums and taxes paid on behalf of Petrie Retail.

(7) The third quarter of the year ended December 31, 1999 includes an unrealized loss related to a decrease in the market value of Toys Common Stock of $9,604,000 partially offset by a reduction in the Liquidating Trust's accrual for lease liabilities of $200,000 following the settlement and release of claims asserted by certain landlords and the receipt of $178,000 from PS Stores pursuant to a bankruptcy settlement in respect of the Liquidating Trust's claims against PS Stores.

(8) The fourth quarter of the year ended December 31, 1999 includes an unrealized loss of $1,161,000 related to a decrease in the market value of Toys Common Stock, a realized loss of $42,000 in connection with delivering 2,000,000 shares of Toys Common Stock and the accrual of an additional $2 million in respect of the settlement of the Aventura Malls Venture litigation.