Form 10-Q
period 2001-03-31
PETRIE STORES LIQUIDATING TRUST
filed 2001-05-15
CIK 77808

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q
                              Quarterly Report
                   Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


For the quarterly period ended March 31, 2001  Commission file number:  0-3777



                      Petrie Stores Liquidating Trust
           (Exact Name of Registrant as Specified in Its Charter)

New York                                             22-6679945
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

201 Route 17, Suite 300
Rutherford, New Jersey                                07070
(Address of Principal Executive Offices)             (Zip Code)

Registrant's Telephone Number, Including Area Code:  (201) 635-9637

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of May 10, 2001, there were 52,350,238 Units of Beneficial Interest outstanding.



                      PETRIE STORES LIQUIDATING TRUST

                             INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION
                                                                           Page
Item 1.  Financial Statements

     Statements of Net Assets in Liquidation - March 31, 2001 (Unaudited)
           and December 31, 2000..............................................2

     Statements of Changes in Net Assets in Liquidation (Unaudited) - For
           the Three Months Ended March 31, 2001 and 2000.....................3

     Notes to Financial Statements............................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations....................................................9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................12
Item 6.  Exhibits and Reports on Form 8-K....................................12



                      PETRIE STORES LIQUIDATING TRUST

                  STATEMENTS OF NET ASSETS IN LIQUIDATION

                               (In thousands)


                                               March 31,
                                                 2001       December 31,
                                              (Unaudited)          2000
                                          --------------    -----------
Assets
Cash and cash equivalents................ $          267           $513
U.S. Treasury obligations................         85,893         85,831
                                          --------------    -----------
Total assets.............................         86,160         86,344

Liabilities
Accrued expenses and other liabilities...         26,975         28,063

Commitments and contingencies

                                          --------------    -----------
Net assets in liquidation................ $       59,185        $58,281
                                          ==============    ===========



See accompanying notes.



                      PETRIE STORES LIQUIDATING TRUST


             STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                (Unaudited)
                  (In thousands, except per unit amounts)



                                                     Three            Three
                                                    Months            Months
                                                     Ended            Ended
                                                   March 31,        March 31,
                                                     2001              2000
                                               ----------------  --------------
Net assets in liquidation at beginning of
   period.....................................  $        58,281    $    186,942
                                               ----------------  --------------
Investment income.............................            1,280           1,926
Corporate overhead (expense) benefit..........            (376)           (604)
Net realized and unrealized gain (loss) on
   investments................................                -         (4,327)
                                               ----------------  --------------

Net income (loss) for the period..............              904         (3,005)
                                               ----------------  --------------
Liquidating distributions (including cash and
   1,688,576 shares of Toys "R" Us common
   stock valued at $11.75 per share)..........                -        (98,366)
                                               ----------------  --------------
Net assets in liquidation at end of period....  $        59,185   $      85,571
                                               ================  ==============

Net income (loss) per unit.................... $           0.02 $        (0.06)
                                               ================  ==============

Weighted average number of units..............           52,350          52,350
                                               ================  ==============


  See accompanying notes.



                      PETRIE STORES LIQUIDATING TRUST

                       NOTES TO FINANCIAL STATEMENTS

                                (Unaudited)

                               March 31, 2001

1.       Interim Reporting

         The accompanying unaudited financial statements of Petrie Stores Liquidating Trust (the "Liquidating Trust") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Liquidating Trust, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, reference is made to the financial statements and footnotes thereto included in the Liquidating Trust's Annual Report on Form 10-K for the year ended December 31, 2000.

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

         Pursuant to the Plan of Liquidation and the Agreement and Declaration of Trust, dated as of December 6, 1995 (the "Liquidating Trust Agreement"), between Petrie and the trustees named therein (the "Liquidating Trustees"), effective as of the close of business on January 22, 1996 (the "Succession Date"), Petrie transferred its remaining assets (then consisting of approximately $131 million in cash and cash equivalents and 5,055,576 shares of Toys Common Stock) to, and its remaining fixed and contingent liabilities were assumed by (the "Succession"), the Liquidating Trust. The assets of the Liquidating Trust are subject to various contingent liabilities, the status of which is presently unclear (Note 5), as well as the terms of a letter agreement with Toys "R" Us (Note 4) pursuant to which the Liquidating Trust is required to provide notice to Toys "R" Us (and an opportunity for Toys "R" Us to object) prior to making any future liquidating distributions. On November 8, 2000, the expiration date of the Liquidating Trust was extended from December 6, 2000 to December 6, 2002 (subject to further extension by the Liquidating Trustees).

         Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year. A liquidation basis of accounting was implemented as of January 28, 1995. The statements of net assets in liquidation at March 31, 2001 and December 31, 2000 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going- concern basis.

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

         Between January 1995 and November 1999, Petrie and the Liquidating Trust (i) sold an aggregate of 6,977,700 shares of Toys Common Stock and
(ii) delivered 2,000,000 shares of Toys Common Stock to Canadian Imperial Bank of Commerce in exchange for a cash payment of approximately $61.4 million. In addition, Petrie and the Liquidating Trust have made liquidating distributions of shares of Toys Common Stock held by them to shareholders of Petrie and unit holders of the Liquidating Trust, respectively (Note 4).

         As a result of the foregoing transactions, at December 31, 2000 and March 31, 2001, the Liquidating Trust did not own any shares of Toys Common Stock.

4.       Liquidating Distributions

         In accordance with the Plan of Liquidation, Petrie made an initial liquidating distribution on March 24, 1995 of 26,173,718 shares of Toys Common Stock (fair market value on March 24, 1995 of approximately $644.5 million). Petrie subsequently distributed 1,391 shares of Toys Common Stock to certain former shareholders of Winkelman Stores Incorporated (a former subsidiary of Petrie) in respect of their interests in the March 24, 1995 distribution.

         On August 15, 1995, Petrie made a liquidating distribution of 5,235,035 shares of Toys Common Stock (fair market value on August 15, 1995 of approximately $139.4 million).

         On February 11, 2000, the Liquidating Trust distributed a total of $78,525,357 in cash and 1,688,576 shares of Toys "R" Us common stock with a fair market value of $19,840,768.

         On December 21, 2000, the Liquidating Trust distributed to its unit holders a total of $39,262,679 in cash. In the distribution, unit holders received $0.75 in cash for each unit of beneficial interest held of record at the close of business on December 11, 2000.

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

5.       Commitments and Contingencies

         As successor to Petrie, the Liquidating Trust has accrued for certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to guarantees of certain retail store leases expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail or its successor fails to perform. The Liquidating Trust accrues such liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling such matters. At March 31, 2001 and December 31, 2000, the Liquidating Trust, as successor to Petrie, had accrued approximately $26 million and $27 million, respectively, for contingent liabilities. As the scope of these liabilities becomes further refined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

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

         On April 12, 2000, the Bankruptcy Court approved a stipulation of settlement between the distribution company (the "Distribution Company") designated by the Petrie Retail Plan and the Liquidating Trust, under which the Liquidating Trust and the Distribution Company settled their disputes regarding the claims that the Liquidating Trust filed against Petrie Retail. Pursuant to the stipulation of settlement, (i) the Liquidating Trust was allowed a single unsecured claim against Petrie Retail in the amount of approximately $14.4 million, subject to increase upon resolution of the Distribution Company's objections to certain landlord claims against Petrie Retail, (ii) the Distribution Company agreed to release to the Liquidating Trust the approximately $5.5 million held in the Collateral Account by June 30, 2000 (provided that the Distribution Company did not pay $10 million or more to the United Auto Workers District 65 Security Plan Pension Fund prior to that date), and (iii) the Distribution Company and the Liquidating Trust exchanged mutual releases. On June 28, 2000, the approximately $5.5 million held in the Collateral Account was released and transferred to the Liquidating Trust in accordance with the settlement. On December 15, 2000, the Bankruptcy Court entered an order allowing the Liquidating Trust an unsecured claim against the Distribution Company in the amount of $15.3 million. On December 21, 2000, the Liquidating Trust received $765,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. As of May 10, 2001, the Liquidating Trust's remaining claim against the Distribution Company was $14,535,000. There can be no assurance as to the timing of the payment of the remainder of the Liquidating Trust's claim against the Distribution Company or the amount of any further payments that the Distribution Company will make to creditors asserting unsecured claims. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from the reorganized Petrie Retail entity.

         On April 10, 1998, PS Stores, the parent of Petrie Retail, filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court. After such filing, the Liquidating Trust filed claims in the Bankruptcy Court against PS Stores substantially similar to those filed against Petrie Retail. On December 8, 1998, the Bankruptcy Court confirmed PS Stores' proposed plan of reorganization, and in August 1999, pursuant to a settlement approved by the Bankruptcy Court, the Liquidating Trust received a payment in the amount of approximately $200,000 from PS Stores' bankruptcy estate.

         Store Leases. As described above, in December 1998, Petrie Retail disposed of substantially all its remaining operations and store leases as part of the Petrie Retail Plan. Of the roughly 1600 stores that Petrie Retail operated prior to filing its bankruptcy petition in October 1995,
(i) 722 leases were rejected, (ii) 615 leases were assigned to third party retailers, including (A) 410 leases which were part of Petrie Retail's former G&G Shops Inc. division and were included in the sale of such division to an investor group led by Pegasus Partners, L.P. and certain executives of such division, (B) 85 leases which were sold to Urban Acquisition Corp. as part of the Petrie Retail Plan and (C) 120 leases which were not part of Petrie Retail's former G&G Shops Inc. division and which were sold to third party retailers other than Urban Acquisition Corp., (iii) 13 leases were retained by the reorganized Petrie Retail entity for stores which are currently managed by Urban Acquisition Corp. and which Urban Acquisition Corp. has the right to purchase at a later date and (iv) approximately 250 leases expired or were terminated by mutual landlord and tenant consent. In addition, an affiliate of the Liquidating Trust's real estate advisor has assumed Petrie Retail's former headquarters lease at 150 Meadowlands Parkway in Secaucus, New Jersey, which lease is guaranteed by the Liquidating Trust. The Liquidating Trust's real estate advisor reached a settlement with the landlord and returned part of the former headquarters space and has sublet most of the remainder of such space in an effort to mitigate the Liquidating Trust's liability under this lease, although no assurance can be given that the subtenant will continue to pay rent through the remaining term of the headquarters lease (which expires on October 31, 2002).

         After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains the guarantor of 143 of the retail leases and the headquarters lease described above. The Liquidating Trust's theoretical exposure relating to these leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, would be approximately $36 million (including potential exposure related to the exercise of lease renewal options described below). Such exposure includes
(i) approximately $25 million in potential liability related to 64 of the rejected store leases described above, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at March 31, 2001, and (ii) approximately $11 million in potential liability related to 26 of the store leases which were either assigned to third party retailers or are still held by the successor of Petrie Retail, the headquarters lease (which now accounts for less than $1 million in potential liability), and 53 of the leases which have expired or were terminated by mutual landlord and tenant consent described above. Of the $11 million in potential liability related to the assigned leases, the leases that are still held by the successor of Petrie Retail and the headquarters lease, approximately $2 million is due in 2001 and approximately $9 million is due thereafter. The exposure related to assigned leases or leases still held by the successor to Petrie Retail includes potential liability related to lease extension options that may be exercised following the assignment of leases to third party retailers.

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

         Employment Agreements. As previously disclosed, on October 23, 1995, Petrie Retail notified three former executives of Petrie that, as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of the retail operations. On April 25, 1996, the Liquidating Trust entered into settlement agreements with two of the former executives and on January 27, 1997 entered into a settlement agreement with the estate of the third executive. Pursuant to such settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under respective agreements with Petrie. The total cost of these settlements to the Liquidating Trust was approximately $3.2 million, of which approximately $315,000 (relating to certain unfunded pension obligations) remained unpaid and was included in the Liquidating Trust's accrued expenses and other liabilities at March 31, 2001.

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

         As previously disclosed, Petrie sold its retail operations to PS Stores on December 9, 1994, and on January 24, 1995 (the date on which Petrie's shareholders approved the Plan of Liquidation), Petrie commenced its liquidation. As a result, effective January 28, 1995, Petrie changed its basis of accounting from a going-concern basis to a liquidation basis. During the three months ended March 31, 2001, the Liquidating Trust's activities were limited to continuing Petrie's liquidation in furtherance of the Plan of Liquidation. Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year.

Results of Operations

         The Liquidating Trust's net income for the three months ended March 31, 2001 was $904,000, as compared to a net loss of $3,005,000 for the three months ended March 31, 2000.

         In applying a liquidation basis of accounting, the Liquidating Trust gave effect in its results of operations to fluctuations in the market price of its Toys Common Stock, and recorded a realized loss on the Toys Common Stock for the three months ended March 31, 2000 of $4,327,000. The realized loss for the three months ended March 31, 2000 resulted from the distribution of 1,688,576 shares of Toys Common Stock on February 11, 2000. The Liquidating Trust did not own any shares of Toys Common Stock during the three months ended March 31, 2001.

         For the three months ended March 31, 2001, the Liquidating Trust incurred corporate overhead of $376,000, as compared to $604,000 for the three months ended March 31, 2000. Corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie including, but not limited to, costs and expenses that the Liquidating Trust has incurred as a result of Petrie Retail's failure to perform its obligations in connection with its bankruptcy filing, legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses. The decrease in corporate overhead for the three-month period ended March 31, 2001 reflects an overall reduction in the activities of the Liquidating Trust resulting from the ongoing settlement and release of claims asserted by landlords.

         During the three months ended March 31, 2001, the Liquidating Trust earned investment income of $1,280,000, as compared to $1,926,000 earned during the three months ended March 31, 2000. The decrease in investment income for the three months ended March 31, 2001 was due to lower prevailing interest rates and fewer assets available for investment.

Liquidity and Capital Resources

General

         The assets of the Liquidating Trust are subject to the terms of a letter agreement dated as of January 24, 1995 (the "Side Letter
Agreement"), pursuant to which the Liquidating Trust is required, prior to making any future distribution, to provide notice to Toys "R" Us and an opportunity for Toys "R" Us to object to such distribution.

         As of May 10, 2001, the Liquidating Trust had approximately $86 million in cash, cash equivalents and investments in U.S. Treasury obligations. The Liquidating Trust believes that it has sufficient liquid funds available to satisfy the foreseeable liabilities of the Liquidating Trust (including, without limitation, costs and expenses related to the administration of the Liquidating Trust, such as legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses).

Contingent Liabilities

         As more fully described in Item 1 of Part I, the Liquidating Trust, as successor to Petrie, has accrued for certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale to the extent that Petrie Retail or its successor fails to perform. At March 31, 2001, the Liquidating Trust, as successor to Petrie, had accrued approximately $26 million for contingent liabilities. As the scope of these liabilities becomes further refined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions. See Notes to Financial Statements.

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

                  None

         (b)      Reports on Form 8-K

                  None



                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               PETRIE STORES LIQUIDATING TRUST


Dated:  May 15, 2001           By/s/Stephanie R. Joseph
                                  -----------------------------------------
                                  Stephanie R. Joseph
                                  Manager and Chief Executive Officer


Dated:  May 15, 2001           By/s/H. Bartlett Brown
                                  -----------------------------------------
                                  H. Bartlett Brown
                                  Assistant Manager and Chief Financial Officer