Form 10-K405
period 2001-12-31
PETRIE STORES LIQUIDATING TRUST
filed 2002-04-01
CIK 77808

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                         COMMISSION FILE NUMBER: 0-3777

                             ---------------------

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

     As of March 26, 2002, the most recent practicable date prior to the printing of this report, there were 52,350,238 units of beneficial interest of the Petrie Stores Liquidating Trust (the "Liquidating Trust") outstanding; and the aggregate market value of the units of beneficial interest held by non-affiliates was $21,057,014 based upon the closing price on March 27, 2002 of $0.87 per unit of beneficial interest (as quoted on the OTC Bulletin Board). For purposes of this calculation, the Liquidating Trust has assumed that HBK Investments L.P., HBK Finance L.P. and T. Rowe Price Associates, Inc. are not affiliates of the Liquidating Trust.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    2
Item 3.   Legal Proceedings...........................................    2
Item 4.   Submission of Matters to a Vote of Security Holders.........    2

                                  PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Security Holder Matters.....................................    3
Item 6.   Selected Financial Data.....................................    4
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    5
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   10
Item 8.   Financial Statements and Supplementary Data.................   11
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   11

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   11
Item 11.  Executive Compensation......................................   12
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   13
Item 13.  Certain Relationships and Related Transactions..............   14

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   14

                                     PART I

ITEM 1.  BUSINESS

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

ITEM 2. PROPERTIES

     Other than the Liquidating Trust's principal executive offices, the Liquidating Trust neither owns nor leases any real property.

     As successor to Petrie, the Liquidating Trust is a guarantor of certain leases for which Petrie Retail or an affiliate thereof has assumed liability. See Item 7 and Notes to Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

UNITS OF BENEFICIAL INTEREST

     Since January 23, 1996, the Liquidating Trust's units of beneficial interest have been quoted on the OTC Bulletin Board under the symbol "PSTLS." The high and low closing prices per unit of beneficial interest are shown below:

                                                              HIGH          LOW
                                                              -----        -----
Year Ended December 31, 2000:
  First quarter (ended March 31, 2000)......................  $3.00        $1.13
  Second quarter (ended June 30, 2000)......................  $1.25        $1.13
  Third quarter (ended September 30, 2000)..................  $1.31        $1.19
  Fourth quarter (ended December 31, 2000)..................  $1.50        $0.94
Year Ended December 31, 2001:
  First quarter (ended March 31, 2001)......................  $0.97        $0.94
  Second quarter (ended June 30, 2001)......................  $0.86        $0.78
  Third quarter (ended September 30, 2001)..................  $0.86        $0.80
  Fourth quarter (ended December 31, 2001)..................  $0.84        $0.87
Year Ending December 31, 2002:
  First quarter (through March 27, 2002)....................  $0.87        $0.85

     As of March 27, 2002, the most recent practicable date prior to the printing of this report, there were approximately 2,431 holders of record of units of beneficial interest of the Liquidating Trust. On February 11, 2000, the Liquidating Trust distributed to its unit holders a total of $78,525,357 in cash and its remaining 1,688,576 shares of Toys Common Stock, or $1.50 in cash and approximately 0.03225536 of a share of Toys Common Stock for each unit held of record at the close of business on January 31, 2000. On December 21, 2000, the Liquidating Trust distributed to its unit holders a total of $39,262,679 in cash, or $0.75 in cash for each unit of beneficial interest held of record at the close of business on December 11, 2000. The Liquidating Trustees will consider additional distributions of cash to unit holders when the status of the Liquidating Trust's remaining contingent liabilities is further clarified.

ITEM 6.  SELECTED FINANCIAL DATA

     Set forth below are selected consolidated financial data of the Liquidating Trust as of and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997. A liquidation basis of accounting was implemented for all years presented.

                                                         YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------
                                            2001(2)   2000(3)   1999(4)    1998(5)    1997(6)
                                            -------   -------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
Corporate overhead benefit (expense)(1)...  $    94   $ 6,262   $ (2,259)  $ (3,710)  $(24,717)
Income tax refund.........................       --        --         --         --      4,066
Investment income.........................    4,171     7,033      6,703      7,165      8,164
Net realized and unrealized gain (loss) on
  investments.............................       --    (4,327)    (2,215)   (31,367)     1,783
                                            -------   -------   --------   --------   --------
Net income (loss).........................  $ 4,265   $ 8,968   $  2,229   $(27,912)  $(10,704)
                                            =======   =======   ========   ========   ========
Income (loss) per unit:...................  $  0.08   $  0.17   $   0.04   $  (0.53)  $  (0.20)
                                            =======   =======   ========   ========   ========
Weighted average number of units..........   52,350    52,350     52,350     52,350     52,350
                                            =======   =======   ========   ========   ========
Total assets..............................  $88,996   $86,344   $223,966   $225,524   $263,585
                                            =======   =======   ========   ========   ========

---------------

(1) Corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie, including, but not limited to, legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses.

(2) The benefit in corporate overhead for the year ended December 31, 2001 reflects the receipt by the Liquidating Trust of approximately $1.5 million in December 2001 as partial payment of the Liquidating Trust's claim against the Petrie Retail bankruptcy estate.

(3) The benefit in corporate overhead for the year ended December 31, 2000 reflects a reduction of $3.8 million in the Liquidating Trust's total accrual for lease liabilities following the settlement and release of claims asserted by certain landlords. By order of the Bankruptcy Court in Petrie Retail's bankruptcy dated April 12, 2000, the Liquidating Trust was released from its contractual liability with respect to the United Auto Workers District 65 Security Plan Pension Fund. Accordingly, the Liquidating Trust reversed a $3 million accrual related to this contingent liability. Additionally, on December 21, 2000, the Liquidating Trust received $765,000 as partial payment of the Liquidating Trust's claim against the Petrie Retail bankruptcy estate.

(4) During the year ended December 31, 1999, corporate overhead included $2.0 million relating to an accrual in respect of the settlement of the Aventura Malls Venture action against the Liquidating Trust, which amount was reduced by approximately $800,000 following the settlement and release of claims asserted by certain other landlords. During the year ended December 31, 1999, corporate overhead also included professional fees and approximately $898,000 in income related to refunds received for retrospective insurance premiums, taxes paid on behalf of Petrie Retail and bankruptcy settlement payments.

(5) During the year ended December 31, 1998, the Liquidating Trust's total accrual for lease liabilities was reduced by approximately $2.0 million following the settlement and release of claims asserted by landlords, which reduction was offset by $2.3 million in accruals relating to other liabilities relating to Petrie Retail's bankruptcy.

(6) For the year ended December 31, 1997, corporate overhead included $18 million relating to the liability of the Liquidating Trust, as successor to Petrie, as a guarantor of certain leases for which Petrie Retail or one of its affiliates had assumed liability and $3 million relating to certain other liabilities related to Petrie Retail's bankruptcy.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES

     The Liquidating Trust's financial statements are prepared in accordance with accounting practices generally accepted in the United States, and require management to make estimates and assumptions. The Liquidating Trust believes that, of its significant accounting policies, the policies described below under "Liquidity and Capital Resources -- Contingent Liabilities" may involve a higher degree of judgment and complexity.

RESULTS OF OPERATIONS

  Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

     The Liquidating Trust's net income for the year ended December 31, 2001 was $4,265,000, as compared to net income of $8,968,000 for the year ended December 31, 2000.

     For the year ended December 31, 2001, the Liquidating Trust realized a benefit in corporate overhead of $94,000, as compared to a benefit of $6,262,000 for the year ended December 31, 2000. The Liquidating Trust's corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie, including, but not limited to, costs and expenses that the Liquidating Trust incurred as a result of Petrie Retail's failure to perform its obligations in connection with its bankruptcy filing, legal fees, real estate advisory fees, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses. The benefit in corporate overhead for the year ended December 31, 2001 reflects the receipt of approximately $1.5 million in December 2001 as partial payment of the Liquidating Trust's claim against the Petrie Retail bankruptcy estate. The benefit in corporate overhead for the year ended December 31, 2000 reflects a reduction of $3.8 million in the Liquidating Trust's total accrual for lease liabilities following the settlement and release of claims asserted by certain landlords. By order of the Bankruptcy Court in Petrie Retail's bankruptcy dated April 12, 2000, the Liquidating Trust was released from its contractual liability with respect to the United Auto Workers District 65 Security Plan Pension Fund (the "Multiemployer Plan"). Accordingly, the Liquidating Trust reversed a $3 million accrual related to this contingent liability. Additionally, on December 21, 2000, the Liquidating Trust received $765,000 as partial payment of the Liquidating Trust's claim against the Petrie Retail bankruptcy estate.

     During the year ended December 31, 2001, the Liquidating Trust earned $4,171,000 in investment income, as compared to $7,033,000 earned during the year ended December 31, 2000. The decrease in investment income earned during the year ended December 31, 2001 is primarily due to lower prevailing interest rates.

     During the year ended December 31, 2000, the Liquidating Trust distributed to its unit holders all of its remaining 1,688,576 shares of Toys Common Stock. The Liquidating Trust recorded a net realized loss of $4,327,000 for the year ended December 31, 2000 in connection with the February 11, 2000 distribution of the Toys Common Stock. The Liquidating Trust did not own any shares of Toys Common Stock during the year ended December 31, 2001.

  Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

     The Liquidating Trust's net income for the year ended December 31, 2000 was $8,968,000, as compared to net income of $2,229,000 for the year ended December 31, 1999.

     In applying a liquidation basis of accounting, the Liquidating Trust gave effect in its results of operations to fluctuations in the market price of the Toys Common Stock held by it during the year ended December 31, 1999. During the year ended December 31, 2000, the Liquidating Trust distributed to its unit holders all of its remaining 1,688,576 shares of Toys Common Stock.

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

     As of March 27, 2002, the Liquidating Trust had approximately $89 million in cash, cash equivalents and investments in U.S. Treasury obligations. The Liquidating Trust believes that it has sufficient liquid funds available to satisfy the foreseeable liabilities of the Liquidating Trust (including, without limitation, costs and expenses related to the administration of the Liquidating Trust such as legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses).

     On November 8, 2000, the expiration date of the Liquidating Trust was extended from December 6, 2000 to December 6, 2002 (which date is anticipated to be further extended by the Liquidating Trustees).

  CONTINGENT LIABILITIES

     As successor to Petrie, the Liquidating Trust has accrued for certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail or its successor fails to perform. The Liquidating Trust accrues such liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters. At December 31, 2001 and December 31, 2000, the Liquidating Trust had accrued approximately $26 million and $27 million, respectively, for contingent liabilities. As the scope of these liabilities becomes further refined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

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

     On April 12, 2000, the Bankruptcy Court approved a stipulation of settlement between the distribution company (the "Distribution Company") designated by the Petrie Retail Plan and the Liquidating Trust, under which the Liquidating Trust and the Distribution Company settled their disputes regarding the claims that the Liquidating Trust filed against Petrie Retail. Pursuant to the stipulation of settlement, (i) the Liquidating Trust was allowed a single unsecured claim against Petrie Retail in the amount of approximately $14.4 million, subject to increase upon resolution of the Distribution Company's objections to certain landlord claims against Petrie Retail, (ii) the Distribution Company agreed to release to the Liquidating Trust approximately $5.5 million held in a collateral account by June 30, 2000 (provided that the Distribution Company did not pay $10 million or more to the Multiemployer Plan prior to that date), and (iii) the Distribution Company and the Liquidating Trust exchanged mutual releases. On June 28, 2000, the approximately $5.5 million held in the collateral account was released and transferred to the Liquidating Trust in accordance with the settlement. On December 15, 2000, the Bankruptcy Court entered an order allowing the Liquidating Trust an unsecured claim against the Distribution Company in the amount of $15.3 million. On December 21, 2000, the Liquidating Trust received $765,000 as partial payment of its claim against the Distribution Company. In December 2001, the Liquidating Trust received an additional $1,530,000 as partial payment of the Liquidating Trust's claims against the Distribution Company. As of March 26, 2002, the Liquidating Trust's remaining claim against the Distribution Company was $13,005,000. There can be no assurance as to the timing of the payment of the remainder of the Liquidating Trust's claim against the Distribution Company or the amount of any further payments that the Distribution Company will make to creditors asserting unsecured claims. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from the reorganized Petrie Retail entity.

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

     After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains the guarantor of 142 of the retail leases and the headquarters lease described above. The Liquidating Trust's theoretical exposure relating to these leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, would be approximately $33 million (including potential exposure related to the exercise of lease renewal options described below). Such exposure includes (i) approximately $25 million in potential liability related to 63 of the rejected store leases described above, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 2001, and (ii) approximately $8 million in potential liability related to 22 of the store leases which were either assigned to third party retailers or are still held by the successor of Petrie Retail, the headquarters lease (which now accounts for an insignificant potential liability), and 58 of the leases which have expired or were terminated by mutual landlord and tenant consent described above. Of the $8 million in potential liability related to the assigned leases, the leases that are still held by the successor of Petrie Retail and the headquarters lease, approximately $3 million is due in 2002 and approximately $5 million is due thereafter. The exposure related to assigned leases or leases still held by the successor to Petrie Retail includes potential liability related to lease extension options that may be exercised following the assignment of leases to third party retailers.

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

     Employment Agreements. As previously disclosed, on October 23, 1995, Petrie Retail notified three former executives of Petrie that, as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of the retail operations. On April 25, 1996, the Liquidating Trust entered into settlement agreements with two of the former executives and on January 27, 1997 entered into a settlement agreement with the estate of the third executive. Pursuant to such settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under respective agreements with Petrie. In early 2002, one of the executives died and, as a result, the Liquidating Trust's obligations under the settlement agreement with such executive terminated. The total cost of the settlements to the Liquidating Trust was approximately $3.2 million, of which approximately $240,000 (relating to certain unfunded pension obligations) remained unpaid and was included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 2001.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Liquidating Trust invests its available cash in short-term United States Treasury Obligations. Although the rate of interest paid on short-term United States Treasury Obligations may fluctuate over time based on changes in the general level of U.S. interest rates, each of such investments is made at a fixed interest rate over the duration of the investment and each has a maturity of less than 365 days. In addition, the Liquidating Trust Agreement prohibits the Liquidating Trust from making certain investments with a maturity of greater than one year and certain other investments that could expose the Liquidating Trust to market risk. The Liquidating Trust believes that its exposure to market risk fluctuations for its investments is not material as of December 31, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages F-1 through F-10 annexed hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

LIQUIDATING TRUSTEES AND EXECUTIVE OFFICERS

     The following table shows, as of March 27, 2002, the Liquidating Trustees and the Liquidating Trust's executive officers, their respective ages, the year each person became a Liquidating Trustee or officer of the Liquidating Trust and all positions currently held with the Liquidating Trust by each such person:

                                              TRUSTEE OR
NAME                                   AGE   OFFICER SINCE   POSITION WITH THE LIQUIDATING TRUST
----                                   ---   -------------   -----------------------------------
Stephanie R. Joseph..................  55        1995        Manager and Chief Executive Officer;
                                                             Liquidating Trustee
H. Bartlett Brown....................  66        1995        Assistant Manager and Chief
                                                             Financial Officer
Joseph H. Flom.......................  78        1995        Liquidating Trustee
Bernard Petrie.......................  76        1995        Liquidating Trustee
Laurence A. Tisch....................  79        1995        Liquidating Trustee
Raymond S. Troubh....................  75        1995        Chairman of the Board of the
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

     Raymond S. Troubh became a Liquidating Trustee and Chairman of the Board of Liquidating Trustees in December 1995. Mr. Troubh served as Treasurer of Petrie from December 9, 1994 to February 7, 1995. He is a financial consultant, a former governor of the American Stock Exchange and a former general partner of Lazard Freres & Co., an investment banking firm. Mr. Troubh is a director of ARIAD Pharmaceuticals, Inc., a pharmaceutical company; Diamond Offshore Drilling, Inc., an offshore drilling company; Enron Corp., an energy trading company; General American Investors Company, an investment and advisory company; Gentiva Health Services, Inc., a healthcare company; Health Net, Inc., a healthcare company; Hercules Incorporated, a speciality chemical company, Starwood Hotels & Resorts, a hotel company; Triarc Companies, Inc., a diversified holding company; and WHX Corporation, a holding company.

MEETINGS AND STANDING COMMITTEES

     The Liquidating Trustees met two times during the year ended December 31, 2001. During such period, the Liquidating Trustees had no standing committees.

ITEM 11.  EXECUTIVE COMPENSATION

GENERAL

     The following table sets forth the total annual compensation paid by the Liquidating Trust to its Manager and Chief Executive Officer, who is the only executive officer of the Liquidating Trust whose compensation exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                       ANNUAL COMPENSATION
                                                   ---------------------------
                                                     YEAR                           ALL OTHER
NAME AND PRINCIPAL POSITION                         ENDED      SALARY    BONUS   COMPENSATION(1)
---------------------------                        --------   --------   -----   ---------------
Stephanie R. Joseph..............................  12/31/01   $130,000    --         $45,000
  Manager, Chief Executive Officer                 12/31/00    130,000    --          45,000
  and Liquidating Trustee                          12/31/99    130,000    --          45,000

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the year ended December 31, 2001, the Liquidating Trustees did not have a compensation committee, and each of the Liquidating Trustees other than Stephanie R. Joseph participated in deliberations of the Liquidating Trustees concerning executive officer compensation. During the year ended December 31, 2001, no executive officer of the Liquidating Trust served as a member of the compensation committee (or other board committee performing equivalent functions, or in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a Liquidating Trustee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

                                                              TOTAL NUMBER       PERCENT OF
                                                               OF UNITS OF       OUTSTANDING
                                                           BENEFICIAL INTEREST   BENEFICIAL
NAME OF BENEFICIAL OWNER                                   BENEFICIALLY OWNED     INTERESTS
------------------------                                   -------------------   -----------
The Estate of Milton Petrie(1)
  Four Times Square
  New York, New York 10036-6522..........................      28,111,274           53.7%
HBK Investments L.P.(2)
HBK Finance L.P.
  777 Main Street, Suite 2750
  Fort Worth, Texas 76102................................       9,484,800           18.1%
T. Rowe Price Associates, Inc.(3)
  100 E. Pratt Street
  Baltimore, Maryland 21202..............................       4,748,700            9.0%
H. Bartlett Brown........................................              --             --
Joseph H. Flom(1)........................................              --             --
Stephanie R. Joseph......................................              --             --
Bernard Petrie(1)........................................          34,500              *
Laurence A. Tisch(1).....................................           1,000              *
Raymond S. Troubh........................................              --             --
All managers and Liquidating Trustees as a group (6
  individuals, including those named above)..............          35,500              *

---------------

 *  Less than one percent of the outstanding units of beneficial interest.

(1) Based on information contained in the Statement on Schedule 13D filed by the Estate of Milton Petrie (the "Estate") with the Securities and Exchange Commission on January 31, 1996. Mr. Flom, Hilda K. Gerstein, Jerome A. Manning, Bernard Petrie, Carroll Petrie, Mr. Tisch and David Zack serve as the executors of the Estate. The executors of the Estate share equally the power to dispose of, and to vote, the units of beneficial interest held by the Estate. Messrs. Flom, Petrie and Tisch disclaim beneficial ownership of the units of beneficial interest held by the Estate.

(2) Based on information contained in Amendment No. 3 to the Statement on
    Schedule 13G filed by HBK Investments L.P. and HBK Finance L.P. with the Securities and Exchange Commission on February 3, 2000.

(3) Based on information contained in Amendment No. 6 to the Statement on
    Schedule 13G filed by T. Rowe Price Associates, Inc. ("Price Associates") with the Securities and Exchange Commission on February 14, 2002. These securities are owned by various individual and institutional investors which Price Associates serves as investment adviser with power to direct investments and sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, as amended, Price Associates is deemed to be a beneficial owner of such securities. Price Associates has, however, expressly disclaimed that it is, in fact, the beneficial owner of such securities.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Skadden, Arps, Slate, Meagher & Flom LLP serves as legal counsel to the Liquidating Trust and the Estate of Milton Petrie, which owns approximately 53.7% of the Liquidating Trust's outstanding units of beneficial interest, and has provided services to each during the year ended December 31, 2001. Joseph H. Flom, a Liquidating Trustee and an executor of the Estate of Milton Petrie, is a partner in Skadden, Arps, Slate, Meagher & Flom LLP.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1),(2) LIST OF FINANCIAL STATEMENTS.

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

Dated: April 1, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated: April 1, 2002
                                          By:     /s/ H. BARTLETT BROWN
                                            ------------------------------------
                                                     H. Bartlett Brown
                                             Assistant Manager, Chief Financial
                                               Officer and Principal Accounting
                                                           Officer

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

                                          By:      /s/ BERNARD PETRIE
                                            ------------------------------------
                                                       Bernard Petrie
                                                          Trustee

                                          By:     /s/ LAURENCE A. TISCH
                                            ------------------------------------
                                                     Laurence A. Tisch
                                                          Trustee

                                          By:     /s/ RAYMOND S. TROUBH
                                            ------------------------------------
                                                     Raymond S. Troubh
                                                          Trustee

                        PETRIE STORES LIQUIDATING TRUST
                         INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

Report of Independent Auditors..............................  F-2
Statements of Net Assets in Liquidation -- December 31, 2001
  and
  December 31, 2000.........................................  F-3
Statements of Changes in Net Assets in Liquidation -- For
  the years ended
  December 31, 2001, 2000 and 1999..........................  F-4
Notes to Financial Statements...............................  F-5

                         REPORT OF INDEPENDENT AUDITORS

Board of Trustees and Holders of Units of Beneficial Interest
Petrie Stores Liquidating Trust

     We have audited the accompanying statements of net assets in liquidation of the Petrie Stores Liquidating Trust (successor to Petrie Stores Corporation and its former subsidiaries) as of December 31, 2001 and December 31, 2000, and the related statements of changes in net assets in liquidation for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the management of the Petrie Stores Liquidating Trust. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of the Petrie Stores Liquidating Trust (successor to Petrie Stores Corporation and its former subsidiaries) as of December 31, 2001 and December 31, 2000 and the changes in net assets in liquidation for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

MetroPark, New Jersey
March 14, 2002

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                    STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
                           ASSETS
Cash and cash equivalents...................................    $   406        $   513
U.S. Treasury Obligations...................................     88,590         85,831
                                                                -------        -------
          Total assets......................................     88,996         86,344
                        LIABILITIES
Accrued expenses and other liabilities......................     26,450         28,063
Commitments and contingencies...............................
                                                                -------        -------
Net assets in liquidation...................................    $62,546        $58,281
                                                                =======        =======

                            See accompanying notes.

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

               STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2001           2000           1999
                                                          ------------   ------------   ------------
                                                           (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
Net assets in liquidation at beginning of year..........    $58,281       $ 186,942       $184,713
                                                            -------       ---------       --------
Investment income.......................................      4,171           7,033          6,703
Corporate overhead benefit (expense)....................         94           6,262         (2,259)
Net realized and unrealized (loss) on investments.......         --          (4,327)        (2,215)
                                                            -------       ---------       --------
Net income for the year.................................      4,265           8,968          2,229
                                                            -------       ---------       --------
Liquidating distributions (consisting of cash and
  1,688,576 shares of Toys "R" Us common stock valued at
  $11.75 per share).....................................         --        (137,629)            --
                                                            -------       ---------       --------
Net assets in liquidation at end of year................    $62,546       $  58,281       $186,942
                                                            =======       =========       ========
Net income per unit.....................................    $  0.08       $    0.17       $   0.04
                                                            =======       =========       ========
Weighted average number of units........................     52,350          52,350         52,350
                                                            =======       =========       ========

                            See accompanying notes.

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2001

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     The Petrie Stores Liquidating Trust (the "Liquidating Trust") is the successor to Petrie Stores Corporation ("Petrie"). Prior to December 9, 1994, Petrie operated a chain of retail stores that specialized in women's apparel and were located throughout the United States (including Puerto Rico and the U.S. Virgin Islands). At Petrie's Annual Meeting, held on December 6, 1994, Petrie's shareholders approved the sale of Petrie's retail operations (the "Sale"). At Petrie's Reconvened Annual Meeting, held on January 24, 1995, Petrie's shareholders approved (i) an exchange of shares of Toys "R" Us, Inc. ("Toys 'R' Us") common stock ("Toys Common Stock") with Toys "R" Us and (ii) the liquidation and dissolution of Petrie pursuant to a plan of liquidation and dissolution (the "Plan of Liquidation").

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

     On November 8, 2000, the expiration date of the Liquidating Trust was extended from December 6, 2000 to December 6, 2002 (which date is anticipated to be further extended by the Liquidating Trustees).

     Beginning with the period ended December 31, 1996, the Liquidating Trust has adopted the calendar year as its fiscal year. A liquidation basis of accounting was implemented as of January 28, 1995. The statements of net assets in liquidation at December 31, 2001 and December 31, 2000 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

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

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  INVESTMENTS IN COMMON STOCK

     Prior to February 12, 2000, the Liquidating Trust had investments in the common stock of Toys "R" Us, which operates a chain of specialty retail stores principally engaged in the sale of toys and children's clothing in the United States and abroad.

     During the year ended December 31, 1999, 2,000,000 shares of Toys Common Stock were delivered to Canadian Imperial Bank of Commerce in exchange for a cash payment of approximately $61.4 million. In addition, the Liquidating Trust sold an aggregate of 367,000 shares of Toys Common Stock for approximately $8.5 million in proceeds.

     As a result of the foregoing transactions and the liquidating distributions described below, at December 31, 2001 and 2000, the Liquidating Trust did not own any shares of Toys Common Stock.

3.  LIQUIDATING DISTRIBUTIONS

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

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

4.  COMMITMENTS AND CONTINGENCIES

     As successor to Petrie, the Liquidating Trust has accrued for certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail or its successor fails to perform. The Liquidating Trust accrues such liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters. At December 31, 2001 and December 31, 2000, the Liquidating Trust had accrued approximately $26 million and $27 million, respectively, for contingent liabilities. As the scope of these liabilities becomes further refined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

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

     On April 12, 2000, the Bankruptcy Court approved a stipulation of settlement between the distribution company (the "Distribution Company") designated by the Petrie Retail Plan and the Liquidating Trust, under which the Liquidating Trust and the Distribution Company settled their disputes regarding the claims that the Liquidating Trust filed against Petrie Retail. Pursuant to the stipulation of settlement, (i) the Liquidating Trust was allowed a single unsecured claim against Petrie Retail in the amount of approximately $14.4 million, subject to increase upon resolution of the Distribution Company's objections to certain landlord

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

claims against Petrie Retail, (ii) the Distribution Company agreed to release to the Liquidating Trust approximately $5.5 million held in a collateral account by June 30, 2000 (provided that the Distribution Company did not pay $10 million or more to the United Auto Workers District 65 Security Plan Pension Fund (the "Multiemployer Plan") prior to that date), and (iii) the Distribution Company and the Liquidating Trust exchanged mutual releases. On June 28, 2000, the approximately $5.5 million held in the collateral account was released and transferred to the Liquidating Trust in accordance with the settlement. On December 15, 2000, the Bankruptcy Court entered an order allowing the Liquidating Trust an unsecured claim against the Distribution Company in the amount of $15.3 million. On December 21, 2000, the Liquidating Trust received $765,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. In December 2001, the Liquidating Trust received an additional $1,530,000 as partial payment of the Liquidating Trust's claims against the Distribution Company. As of March 27, 2002, the Liquidating Trust's remaining claim against the Distribution Company was $13,005,000. There can be no assurance as to the timing of the payment of the remainder of the Liquidating Trust's claim against the Distribution Company or the amount of any further payments that the Distribution Company will make to creditors asserting unsecured claims. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from the reorganized Petrie Retail entity.

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

     After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains the guarantor of 142 of the retail leases and the headquarters lease described above. The Liquidating Trust's theoretical exposure relating to these leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, would be approximately $33 million (including potential exposure related to the exercise of lease renewal options described below). Such exposure includes (i) approximately $25 million in potential liability related to 64 of the rejected store leases described above, which amount is included in the Liquidating Trust's accrued

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

expenses and other liabilities at December 31, 2001, and (ii) approximately $8 million in potential liability related to 22 of the store leases which were either assigned to third party retailers or are still held by the successor of Petrie Retail, the headquarters lease (which now accounts for an insignificant potential liability), and 58 of the leases which have expired or were terminated by mutual landlord and tenant consent described above. Of the $8 million in potential liability related to the assigned leases, the leases that are still held by the successor of Petrie Retail and the headquarters lease, approximately $3 million is due in 2002 and approximately $5 million is due thereafter. The exposure related to assigned leases or leases still held by the successor to Petrie Retail includes potential liability related to lease extension options that may be exercised following the assignment of leases to third party retailers.

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

     Employment Agreements. As previously disclosed, on October 23, 1995, Petrie Retail notified three former executives of Petrie that, as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of the retail operations. On April 25, 1996, the Liquidating Trust entered into settlement agreements with two of the former executives and on January 27, 1997 entered into a settlement agreement with the estate of the third executive. Pursuant to such settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under respective agreements with Petrie. In early 2002, one of the two executives died and, as a result, the Liquidating Trust's obligations under the settlement agreement with such executive terminated. The total cost of the settlements to the Liquidating Trust was approximately $3.2 million, of which approximately $240,000 (relating to certain unfunded pension obligations) remained unpaid and was included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 2001.

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

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

5.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for the years ended December 31, 2001 and December 31, 2000 are as follows:

                                                                  QUARTER
                                                 -----------------------------------------
                                                  FIRST       SECOND     THIRD     FOURTH
                                                 --------     -------   -------    -------
                                                  (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
Year ended December 31, 2001:
Net income.....................................  $   904      $  624    $  796     $1,941(1)
                                                 =======      ======    ======     ======
Net income per unit............................  $  0.02      $ 0.01    $ 0.02     $ 0.04
                                                 =======      ======    ======     ======
Year ended December 31, 2000:
Net income (loss)..............................  $(3,005)(2)  $1,453    $4,473(3)  $6,047(4)
                                                 =======      ======    ======     ======
Net income (loss) per unit.....................  $ (0.06)     $ 0.03    $ 0.09     $ 0.12
                                                 =======      ======    ======     ======

---------------

(1) In December 2001, the Liquidating Trust received $1,530,000 as partial settlement of the Liquidating Trust's claim against the Petrie Retail bankruptcy estate.

(2) The first quarter of the year ended December 31, 2000 includes a realized loss of $4,327,000 resulting from the distribution of 1,688,576 shares of Toys Common Stock on February 11, 2000.

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