Form 10-Q
period 2002-03-31
PETRIE STORES LIQUIDATING TRUST
filed 2002-05-15
CIK 77808

==============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                          -----------------------

                                 FORM 10-Q
                              Quarterly Report
                   Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                          -----------------------

For the quarterly period ended March 31, 2002   Commission file number: 0-3777

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of May 13, 2002, there were 52,350,238 Units of Beneficial Interest outstanding.

===============================================================================




                                          PETRIE STORES LIQUIDATING TRUST

                                                INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION
                                                                                                               Page
Item 1.  Financial Statements
         Statements of Net Assets in Liquidation - March 31, 2002 (Unaudited)
               and December 31, 2001............................................................................. 2
         Statements of Changes in Net Assets in Liquidation (Unaudited) - For
               the Three Months Ended March 31, 2002 and 2001.................................................... 3
         Notes to Financial Statements........................................................................... 4
Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations..............................................................................9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................11
Item 6.  Exhibits and Reports on Form 8-K........................................................................11




                                          PETRIE STORES LIQUIDATING TRUST

                                      STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                  (In thousands)


                                                                                  March 31,
                                                                                    2002               December 31,
                                                                                 (Unaudited)               2001
                                                                             -------------------    ------------------
Assets
Cash and cash equivalents................................................... $               173    $              406
U.S. Treasury obligations...................................................              89,115                88,590
                                                                             -------------------    ------------------
Total assets................................................................              89,288                88,996

Liabilities
Accrued expenses and other liabilities......................................              26,469                26,450

Commitments and contingencies

                                                                             -------------------    ------------------
Net assets in liquidation................................................... $            62,819    $           62,546
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





                                          PETRIE STORES LIQUIDATING TRUST


                                STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                                    (Unaudited)
                                      (In thousands, except per unit amounts)



                                                        Three                Three
                                                       Months                Months
                                                        Ended                Ended
                                                      March 31,            March 31,
                                                        2002                  2001
                                                  -----------------      --------------
Net assets in liquidation at beginning of
   period........................................  $         62,546       $      58,281
                                                  -----------------      --------------
Investment income................................               529               1,280
Corporate overhead...............................             (256)               (376)
                                                  -----------------      --------------

Net income for the period........................               273                 904
                                                  -----------------      --------------
Net assets in liquidation at end of period.......  $         62,819       $      59,185
                                                  =================      ==============

Net income per unit.............................. $             0.01     $          0.02
                                                  =================      ==============

Weighted average number of units.................            52,350              52,350
                                                  =================      ==============


  See accompanying notes.





                      PETRIE STORES LIQUIDATING TRUST

                       NOTES TO FINANCIAL STATEMENTS

                                (Unaudited)

                               March 31, 2002

1.       Interim Reporting

         The accompanying unaudited financial statements of Petrie Stores Liquidating Trust (the "Liquidating Trust") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Liquidating Trust, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, reference is made to the financial statements and footnotes thereto included in the Liquidating Trust's Annual Report on Form 10-K for the year ended December 31, 2001.

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

         Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year. A liquidation basis of accounting was implemented as of January 28, 1995. The statements of net assets in liquidation at March 31, 2002 and December 31, 2001 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going- concern basis.

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

         At December 31, 2001 and March 31, 2002, the Liquidating Trust did not own any shares of Toys Common Stock.

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

5.       Commitments and Contingencies

         As successor to Petrie, the Liquidating Trust has accrued for certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to guarantees of certain retail store leases expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail or its successor fails to perform. The Liquidating Trust accrues such liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling such matters. At March 31, 2002 and December 31, 2001, the Liquidating Trust, as successor to Petrie, had accrued approximately $26 million for contingent liabilities. As the scope of these liabilities becomes further refined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

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

         On April 12, 2000, the Bankruptcy Court approved a stipulation of settlement between the distribution company (the "Distribution Company") designated by the Petrie Retail Plan and the Liquidating Trust, under which the Liquidating Trust and the Distribution Company settled their disputes regarding the claims that the Liquidating Trust filed against Petrie Retail. Pursuant to the stipulation of settlement, (i) the Liquidating Trust was allowed a single unsecured claim against Petrie Retail in the amount of approximately $14.4 million, subject to increase upon resolution of the Distribution Company's objections to certain landlord claims against Petrie Retail, (ii) the Distribution Company agreed to release to the Liquidating Trust the approximately $5.5 million held in the Collateral Account by June 30, 2000 (provided that the Distribution Company did not pay $10 million or more to the United Auto Workers District 65 Security Plan Pension Fund prior to that date), and (iii) the Distribution Company and the Liquidating Trust exchanged mutual releases. On June 28, 2000, the approximately $5.5 million held in the Collateral Account was released and transferred to the Liquidating Trust in accordance with the settlement. On December 15, 2000, the Bankruptcy Court entered an order allowing the Liquidating Trust an unsecured claim against the Distribution Company in the amount of $15.3 million. On December 21, 2000, the Liquidating Trust received $765,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. As of May 10, 2002, the Liquidating Trust's remaining claim against the Distribution Company was $13,005,000. There can be no assurance as to the timing of the payment of the remainder of the Liquidating Trust's claim against the Distribution Company or the amount of any further payments that the Distribution Company will make to creditors asserting unsecured claims. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from the reorganized Petrie Retail entity.

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

         After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains the guarantor of 142 of the retail leases and the headquarters lease described above. The Liquidating Trust's theoretical exposure relating to these leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, would be approximately $32 million (including potential exposure related to the exercise of lease renewal options described below). Such exposure includes
(i) approximately $25 million in potential liability related to 63 of the rejected store leases described above, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at March 31, 2002, and (ii) approximately $7 million in potential liability related to 21 of the store leases which were either assigned to third party retailers or are still held by the successor of Petrie Retail, the headquarters lease (which now accounts for an insignificant potential liability), and 58 of the leases which have expired or were terminated by mutual landlord and tenant consent described above. Of the $7 million in potential liability related to the assigned leases, the leases that are still held by the successor of Petrie Retail and the headquarters lease, approximately $2 million is due in 2002 and approximately $5 million is due thereafter. The exposure related to assigned leases or leases still held by the successor to Petrie Retail includes potential liability related to lease extension options that may be exercised following the assignment of leases to third party retailers.

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

         Employment Agreements. As previously disclosed, on October 23, 1995, Petrie Retail notified three former executives of Petrie that, as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of the retail operations. On April 25, 1996, the Liquidating Trust entered into settlement agreements with two of the former executives and on January 27, 1997 entered into a settlement agreement with the estate of the third executive. Pursuant to such settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under respective agreements with Petrie. In early 2002, one of the executives died and, as a result, the Liquidating Trust's obligations under the settlement agreement with such executive terminated. The total cost of these settlements to the Liquidating Trust was approximately $3.2 million, of which approximately $219,000 (relating to certain unfunded pension obligations) remained unpaid and was included in the Liquidating Trust's accrued expenses and other liabilities at March 31, 2002.

         Insurance Premium Adjustment. In April 2002, the Liquidating Trust received a bill from Zurich Insurance Company ("Zurich"), an insurer of Petrie, for $551,338 in respect of retrospective premium adjustments purportedly owed by Petrie pursuant to insurance agreements between Zurich and Petrie. The amount claimed by Zurich relates to policy terms 1988/1989 through and including 1994/1995, and was based on the value of claims made as of December 31, 2001. The Liquidating Trust is currently reviewing the claims made by Zurich.

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

         As previously disclosed, Petrie sold its retail operations to PS Stores on December 9, 1994, and on January 24, 1995 (the date on which Petrie's shareholders approved the Plan of Liquidation), Petrie commenced its liquidation. As a result, effective January 28, 1995, Petrie changed its basis of accounting from a going-concern basis to a liquidation basis. During the three months ended March 31, 2002, the Liquidating Trust's activities were limited to continuing Petrie's liquidation in furtherance of the Plan of Liquidation. Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year.

Critical Accounting Policies

         The Liquidating Trust's financial statements are prepared in accordance with accounting principles generally accepted in the United States, and require management to make estimates and assumptions. The Liquidating Trust believes that, of its significant accounting policies, the policies described under Note 5 to the Liquidating Trust's financial statements may involve a higher degree of judgment and complexity.

Results of Operations

         The Liquidating Trust's net income for the three months ended March 31, 2002 was $273,000, as compared to net income of $904,000 for the three months ended March 31, 2001.

         For the three months ended March 31, 2002, the Liquidating Trust incurred corporate overhead of $256,000, as compared to $376,000 for the three months ended March 31, 2001. Corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie including, but not limited to, costs and expenses that the Liquidating Trust has incurred as a result of Petrie Retail's failure to perform its obligations in connection with its bankruptcy filing, legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses. The decrease in corporate overhead for the three-month period ended March 31, 2002 reflects an overall reduction in the activities of the Liquidating Trust resulting from the ongoing settlement and release of claims asserted by landlords.

         During the three months ended March 31, 2002, the Liquidating Trust earned investment income of $529,000, as compared to $1,280,000 earned during the three months ended March 31, 2001. The decrease in investment income for the three months ended March 31, 2002 was due to lower prevailing interest rates.

Liquidity and Capital Resources

General

         The assets of the Liquidating Trust are subject to the terms of a letter agreement dated as of January 24, 1995 (the "Side Letter
Agreement"), pursuant to which the Liquidating Trust is required, prior to making any future distribution, to provide notice to Toys "R" Us and an opportunity for Toys "R" Us to object to such distribution.

         As of May 10, 2002, the Liquidating Trust had approximately $89 million in cash, cash equivalents and investments in U.S. Treasury obligations. The Liquidating Trust believes that it has sufficient liquid funds available to satisfy the foreseeable liabilities of the Liquidating Trust (including, without limitation, costs and expenses related to the administration of the Liquidating Trust, such as legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses).

Contingent Liabilities

         As more fully described in Item 1 of Part I, the Liquidating Trust, as successor to Petrie, has accrued for certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale to the extent that Petrie Retail or its successor fails to perform. At March 31, 2002, the Liquidating Trust, as successor to Petrie, had accrued approximately $26 million for contingent liabilities. As the scope of these liabilities becomes further refined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions. See Notes to Financial Statements.

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


                            PETRIE STORES LIQUIDATING TRUST


Dated:  May 15, 2002        By /s/ Stephanie R. Joseph
                               ------------------------------------------------
                                 Stephanie R. Joseph
                                 Manager and Chief Executive Officer


Dated:  May 15, 2002        By /s/ H. Bartlett Brown
                               ------------------------------------------------
                                  H. Bartlett Brown
                                  Assistant Manager and Chief Financial Officer