Form 10-Q
period 2002-06-30
PETRIE STORES LIQUIDATING TRUST
filed 2002-08-14
CIK 77808

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q
                              Quarterly Report
                   Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


For the quarterly period ended June 30, 2002    Commission file number:  0-3777


                      Petrie Stores Liquidating Trust
           (Exact Name of Registrant as Specified in Its Charter)

New York                                                  22-6679945
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

201 Route 17, Suite 300
Rutherford, New Jersey                                     07070
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, Including Area Code:  (201) 635-9637

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

         Yes:   X         No:

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of August 12, 2002, there were 52,350,238 Units of Beneficial Interest outstanding.


                        PETRIE STORES LIQUIDATING TRUST

                              INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION
                                                                                                               Page
Item 1.  Financial Statements
         Statements of Net Assets in Liquidation - June 30, 2002 (Unaudited)
               and December 31, 2001............................................................................. 2
         Statements of Changes in Net Assets in Liquidation (Unaudited) - For
               the Three and Six Months Ended June 30, 2002 and 2001............................................. 3
         Notes to Financial Statements........................................................................... 4
Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations..............................................................................9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................11
Item 6.  Exhibits and Reports on Form 8-K........................................................................11



                                          PETRIE STORES LIQUIDATING TRUST

                                      STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                  (In thousands)


                                                                                June 30, 2002          December 31,
                                                                                 (Unaudited)               2001
                                                                             -------------------    ------------------
Assets
Cash and cash equivalents................................................... $               381    $406
U.S. Treasury obligations...................................................              89,034                88,590
                                                                             -------------------    ------------------
Total assets................................................................              89,415                89,996

Liabilities
Accrued expenses and other liabilities......................................              26,439                26,450

Commitments and contingencies

                                                                             -------------------    ------------------
Net assets in liquidation................................................... $            62,976    $62,546
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




                                          PETRIE STORES LIQUIDATING TRUST

                                STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                                    (Unaudited)
                                      (In thousands, except per unit amounts)



                                                        Three                Three               Six                 Six
                                                       Months                Months             Months             Months
                                                        Ended                Ended              Ended               Ended
                                                      June 30,              June 30,           June 30,           June 30,
                                                         2002                 2001               2002               2001
                                                  -----------------      --------------      ------------       -------------
Net assets in liquidation at beginning of
period........................................... $        62,819        $     59,185        $ 62,546           $   58,281
                                                  -----------------      --------------      ------------       -------------
Investment income................................               418               1,153               947               2,433
Corporate overhead...............................             (261)               (529)             (517)               (905)
                                                  -----------------      --------------      ------------       -------------

Net income for the period........................               157                 624               430               1,528
                                                  -----------------      --------------      ------------       -------------
Net assets in liquidation at end of period....... $        62,976        $     59,809        $ 62,976           $   59,809
                                                  =================      ==============      ============       =============

Net income per unit.............................. $             0.00     $          0.01     $      0.01        $        0.03
                                                  =================      ==============      ============       =============

Weighted average number of units.................            52,350              52,350            52,350              52.350
                                                  =================      ==============      ============       =============


  See accompanying notes.


                        PETRIE STORES LIQUIDATING TRUST

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

                                 June 30, 2002

1.       Interim Reporting

         The accompanying unaudited financial statements of Petrie Stores Liquidating Trust (the "Liquidating Trust") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Liquidating Trust, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, reference is made to the financial statements and footnotes thereto included in the Liquidating Trust's Annual Report on Form 10-K for the year ended December 31, 2001.

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

         Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year. A liquidation basis of accounting was implemented as of January 28, 1995. The statements of net assets in liquidation at June 30, 2002 and December 31, 2001 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going- concern basis.

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

         At December 31, 2001 and June 30, 2002, the Liquidating Trust did not own any shares of Toys Common Stock.

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

5.       Commitments and Contingencies

         As successor to Petrie, the Liquidating Trust has accrued for certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to guarantees of certain retail store leases expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail or its successor fails to perform. The Liquidating Trust accrues such liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling such matters. At June 30, 2002 and December 31, 2001, the Liquidating Trust, as successor to Petrie, had accrued approximately $25 million and $26 million, respectively, for contingent liabilities. As the scope of these liabilities becomes further refined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

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

         On April 12, 2000, the Bankruptcy Court approved a stipulation of settlement between the distribution company (the "Distribution Company") designated by the Petrie Retail Plan and the Liquidating Trust, under which the Liquidating Trust and the Distribution Company settled their disputes regarding the claims that the Liquidating Trust filed against Petrie Retail. Pursuant to the stipulation of settlement, (i) the Liquidating Trust was allowed a single unsecured claim against Petrie Retail in the amount of approximately $14.4 million, subject to increase upon resolution of the Distribution Company's objections to certain landlord claims against Petrie Retail, (ii) the Distribution Company agreed to release to the Liquidating Trust the approximately $5.5 million held in the Collateral Account by June 30, 2000 (provided that the Distribution Company did not pay $10 million or more to the United Auto Workers District 65 Security Plan Pension Fund prior to that date), and (iii) the Distribution Company and the Liquidating Trust exchanged mutual releases. On June 28, 2000, the approximately $5.5 million held in the Collateral Account was released and transferred to the Liquidating Trust in accordance with the settlement. On December 15, 2000, the Bankruptcy Court entered an order allowing the Liquidating Trust an unsecured claim against the Distribution Company in the amount of $15.3 million. On December 21, 2000, the Liquidating Trust received $765,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. On December 18, 2001, the Liquidating Trust received an additional $1,530,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. As of August 12, 2002, the Liquidating Trust's remaining claim against the Distribution Company was $13,005,000. There can be no assurance as to the timing of the payment of the remainder of the Liquidating Trust's claim against the Distribution Company or the amount of any further payments that the Distribution Company will make to creditors asserting unsecured claims. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from the reorganized Petrie Retail entity.

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

         After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains the guarantor of 142 of the retail leases and the headquarters lease described above. The Liquidating Trust's theoretical exposure relating to these leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, would be approximately $31 million (including potential exposure related to the exercise of lease renewal options described below). Such exposure includes (i) approximately $25 million in potential liability related to 63 of the rejected store leases described above, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at June 30, 2002, and (ii) approximately $6 million in potential liability related to 21 of the store leases which were either assigned to third party retailers or are still held by the successor of Petrie Retail, the headquarters lease (which now accounts for an insignificant potential liability), and 58 of the leases which have expired or were terminated by mutual landlord and tenant consent described above. Of the $6 million in potential liability related to the assigned leases, the leases that are still held by the successor of Petrie Retail and the headquarters lease, approximately $1 million is due in 2002 and approximately $5 million is due thereafter. The exposure related to assigned leases or leases still held by the successor to Petrie Retail includes potential liability related to lease extension options that may be exercised following the assignment of leases to third party retailers.

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

         Employment Agreements. As previously disclosed, on October 23, 1995, Petrie Retail notified three former executives of Petrie that, as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of the retail operations. On April 25, 1996, the Liquidating Trust entered into settlement agreements with two of the former executives and on January 27, 1997 entered into a settlement agreement with the estate of the third executive. Pursuant to such settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under respective agreements with Petrie. In early 2002, one of the executives died and, as a result, the Liquidating Trust's obligations under the settlement agreement with such executive terminated. The total cost of these settlements to the Liquidating Trust was approximately $3.2 million, of which approximately $207,000 (relating to certain unfunded pension obligations) remained unpaid and was included in the Liquidating Trust's accrued expenses and other liabilities at June 30, 2002.

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

         As previously disclosed, Petrie sold its retail operations to PS Stores on December 9, 1994, and on January 24, 1995 (the date on which Petrie's shareholders approved the Plan of Liquidation), Petrie commenced its liquidation. As a result, effective January 28, 1995, Petrie changed its basis of accounting from a going-concern basis to a liquidation basis. During the three and six months ended June 30, 2002, the Liquidating Trust's activities were limited to continuing Petrie's liquidation in furtherance of the Plan of Liquidation. Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year.

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

Results of Operations

         The Liquidating Trust's net income for the three and six months ended June 30, 2002 was $157,000 and $430,000, respectively, as compared to net income of $624,000 and $1,528,000, respectively, for the three and six months ended June 30, 2001.

         For the three and six months ended June 30, 2002, the Liquidating Trust incurred corporate overhead of $261,000 and $517,000, respectively, as compared to corporate overhead of $529,000 and $905,000, respectively, for the three and six months ended June 30, 2001. Corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie including, but not limited to, costs and expenses that the Liquidating Trust has incurred as a result of Petrie Retail's failure to perform its obligations in connection with its bankruptcy filing, legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses. The decrease in corporate overhead for the three and six month periods ended June 30, 2002 reflects an overall reduction in the activities of the Liquidating Trust resulting from the ongoing settlement and release of claims by landlords.

         During the three and six months ended June 30, 2002, the Liquidating Trust earned investment income of $418,000 and $947,000, respectively, as compared to $1,153,000 and $2,433,000 earned during the three and six months ended June 30, 2001. The decrease in investment income for the three and six months ended June 30, 2002 was due to lower prevailing interest rates.

Liquidity and Capital Resources

General

         The assets of the Liquidating Trust are subject to the terms of a letter agreement dated as of January 24, 1995 (the "Side Letter Agreement"), pursuant to which the Liquidating Trust is required, prior to making any future distribution, to provide notice to Toys "R" Us and an opportunity for Toys "R" Us to object to such distribution.

         As of August 12, 2002, the Liquidating Trust had approximately $89 million in cash, cash equivalents and investments in U.S. Treasury obligations. The Liquidating Trust believes that it has sufficient liquid funds available to satisfy the foreseeable liabilities of the Liquidating Trust (including, without limitation, costs and expenses related to the administration of the Liquidating Trust, such as legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses).

Contingent Liabilities

         As more fully described in Item 1 of Part I, the Liquidating Trust, as successor to Petrie, has accrued for certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale to the extent that Petrie Retail or its successor fails to perform. At June 30, 2002, the Liquidating Trust, as successor to Petrie, had accrued approximately $25 million for contingent liabilities. As the scope of these liabilities becomes further refined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions. See Notes to Financial Statements.

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


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         See the discussion contained in the Notes to Financial Statements in
Part I, Item 1 of this Quarterly Report.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      List of Exhibits

                  Exhibit 99.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  None


                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PETRIE STORES LIQUIDATING TRUST


Dated:  August 14, 2002                     By /s/ Stephanie R. Joseph
                                               -----------------------------
                                                 Stephanie R. Joseph
                                                 Manager and Chief
                                                 Executive Officer


Dated:  August 14, 2002                     By /s/ H. Bartlett Brown
                                               ------------------------------
                                                  H. Bartlett Brown
                                                  Assistant Manager and
                                                  Chief Financial Officer

                                                              Exhibit 99.1



                   Certification of CEO and CFO Pursuant to
                            18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Petrie Stores Liquidating Trust (the "Trust") on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Stephanie R. Joseph, as Chief Executive Officer of the Trust, and H. Bartlett Brown, as Chief Financial Officer of the Trust, each hereby certifies, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of her or his knowledge, that:

         (1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.


/s/ Stephanie R. Joseph
-----------------------------
Stephanie R. Joseph
Chief Executive Officer
August 14, 2002


/s/ H. Bartlett Brown
-----------------------------
H. Bartlett Brown
Chief Financial Officer
August 14, 2002

This certification accompanies this Report pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Trust for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.