Form 10-Q
period 2002-09-30
PETRIE STORES LIQUIDATING TRUST
filed 2002-11-14
CIK 77808

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  __________

                                   FORM 10-Q
                               Quarterly Report
                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                                  __________

For the quarterly period                         Commission file number:  0-3777
ended September 30, 2002

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

           Yes:   X           No:

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of November 12, 2002, there were 52,350,238 Units of Beneficial Interest outstanding.

================================================================================


                        PETRIE STORES LIQUIDATING TRUST

                              INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION
                                                                                                           Page
                                                                                                           ----
Item 1.      Financial Statements
             Statements of Net Assets in Liquidation - September 30, 2002 (Unaudited)
             and December 31, 2001........................................................................... 2
             Statements of Changes in Net Assets in Liquidation (Unaudited) - For
             the Three and Nine Months Ended September 30, 2002 and 2001..................................... 3
             Notes to Financial Statements................................................................... 4
Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations........................................................................... 8
Item 4.      Controls and Procedures.........................................................................10

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings...............................................................................12
Item 6.      Exhibits and Reports on Form 8-K................................................................12
Signatures   13
Certifications...............................................................................................14


                        PETRIE STORES LIQUIDATING TRUST

                    STATEMENTS OF NET ASSETS IN LIQUIDATION

                                (In thousands)


                                                              September 30, 2002        December 31,
                                                               (Unaudited)                2001
                                                           ---------------------   --------------------
Assets

Cash and cash equivalents..............................     $         171          $           406

U.S. Treasury obligations..............................            88,943                   88,590
                                                           ---------------------   --------------------
Total assets...........................................            89,114                   88,996


Liabilities
Accrued expenses and other liabilities.................            26,050                   26,450

Commitments and contingencies
                                                           ---------------------   --------------------
Net assets in liquidation..............................    $       63,064          $        62,546
                                                           =====================   ====================

----------
See accompanying notes.



                        PETRIE STORES LIQUIDATING TRUST

              STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                  (Unaudited)
                    (In thousands, except per unit amounts)


                                          Three Months Ended   Three Months Ended     Nine Months       Nine Months
                                                                                         Ended             Ended
                                            September 30,        September 30,         September         September
                                                 2002                 2001             30, 2002           30, 2001
                                           ------------------  ------------------- ------------------ -----------------
Net assets in liquidation at beginning
    of period..............................  &   62,976        $      59,809       $     62,546       $     58,281
                                           ------------------  ------------------- ------------------ -----------------
Investment income..........................         411                  959              1,358              3,392
                                           ------------------  ------------------- ------------------ -----------------
Corporate overhead.........................        (323)                (163)              (840)            (1,068)
                                           ------------------  ------------------- ------------------ -----------------
Net income for the period..................          88                  796                518              2,324
                                           ------------------  ------------------- ------------------ -----------------
Net assets in liquidation at end
    of period..............................  $   63,064        $      60,605       $     63,064       $     60,605
                                           ==================  =================== ================== =================
Net income per unit........................        0.00        $         0.02      $        0.01      $       0.04
                                           ------------------  ------------------- ------------------ -----------------
Weighted average number of units...........      52,350               52,350             52,350             52,350
                                           ==================  =================== ================== =================


  See accompanying notes.

                        PETRIE STORES LIQUIDATING TRUST

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

                              September 30, 2002

1.         Interim Reporting

           The accompanying unaudited financial statements of Petrie Stores Liquidating Trust (the "Liquidating Trust") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Liquidating Trust, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, reference is made to the financial statements and footnotes thereto included in the Liquidating Trust's Annual Report on Form 10-K for the year ended December 31, 2001.

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

           Pursuant to the Plan of Liquidation and the Agreement and Declaration of Trust, dated as of December 6, 1995 (the "Liquidating Trust Agreement"), between Petrie and the trustees named therein (the "Liquidating Trustees"), effective as of the close of business on January 22, 1996 (the "Succession Date"), Petrie transferred its remaining assets (then consisting of approximately $131 million in cash and cash equivalents and 5,055,576 shares of Toys Common Stock) to, and its remaining fixed and contingent liabilities were assumed by (the "Succession"), the Liquidating Trust. The assets of the Liquidating Trust are subject to various contingent liabilities, the status of which is presently unclear (Note 5), as well as the terms of a letter agreement with Toys "R" Us (Note 4) pursuant to which the Liquidating Trust is required to provide notice to Toys "R" Us (and an opportunity for Toys "R" Us to object) prior to making any future liquidating distributions. On November 8, 2000, the expiration date of the Liquidating Trust was extended from December 6, 2000 to December 6, 2002 (subject to further extension by the Liquidating Trustees). It is anticipated that such date will be extended by the Liquidating Trustees.

           Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year. A liquidation basis of accounting was implemented as of January 28, 1995. The statements of net assets in liquidation at September 30, 2002 and December 31, 2001 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

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

           At December 31, 2001 and September 30, 2002, the Liquidating Trust did not own any shares of Toys Common Stock.

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

5.         Commitments and Contingencies

           As successor to Petrie, the Liquidating Trust has accrued for certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to guarantees of certain retail store leases expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail or its successor fails to perform. The Liquidating Trust accrues such liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling such matters. At September 30, 2002 and December 31, 2001, the Liquidating Trust, as successor to Petrie, had accrued approximately $25 million and $26 million, respectively, for contingent liabilities. As the scope of these liabilities becomes further refined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

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

           On April 12, 2000, the Bankruptcy Court approved a stipulation of settlement between the distribution company (the "Distribution Company") designated by the Petrie Retail Plan and the Liquidating Trust, under which the Liquidating Trust and the Distribution Company settled their disputes regarding the claims that the Liquidating Trust filed against Petrie Retail. Pursuant to the stipulation of settlement, (i) the Liquidating Trust was allowed a single unsecured claim against Petrie Retail in the amount of approximately $14.4 million, subject to increase upon resolution of the Distribution Company's objections to certain landlord claims against Petrie Retail, (ii) the Distribution Company agreed to release to the Liquidating Trust the approximately $5.5 million held in the Collateral Account by June 30, 2000 (provided that the Distribution Company did not pay $10 million or more to the United Auto Workers District 65 Security Plan Pension Fund prior to that date), and (iii) the Distribution Company and the Liquidating Trust exchanged mutual releases. On June 28, 2000, the approximately $5.5 million held in the Collateral Account was released and transferred to the Liquidating Trust in accordance with the settlement. On December 15, 2000, the Bankruptcy Court entered an order allowing the Liquidating Trust an unsecured claim against the Distribution Company in the amount of $15.3 million. On December 21, 2000, the Liquidating Trust received $765,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. On December 18, 2001, the Liquidating Trust received an additional $1,530,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. As of November 12, 2002, the Liquidating Trust's remaining claim against the Distribution Company was $13,005,000. There can be no assurance as to the timing of the payment of the remainder of the Liquidating Trust's claim against the Distribution Company or the amount of any further payments that the Distribution Company will make to creditors asserting unsecured claims. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from the reorganized Petrie Retail entity.

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

           Store Leases. As described above, in December 1998, Petrie Retail disposed of substantially all its remaining operations and store leases as part of the Petrie Retail Plan. Of the roughly 1600 stores that Petrie Retail operated prior to filing its bankruptcy petition in October 1995, (i) 722 leases were rejected, (ii) 615 leases were assigned to third party retailers, including (A) 410 leases which were part of Petrie Retail's former G&G Shops Inc. division and were included in the sale of such division to an investor group led by Pegasus Partners, L.P. and certain executives of such division,
(B) 85 leases which were sold to Urban Acquisition Corp. as part of the Petrie Retail Plan and (C) 120 leases which were not part of Petrie Retail's former G&G Shops Inc. division and which were sold to third party retailers other than Urban Acquisition Corp., (iii) 13 leases were retained by the reorganized Petrie Retail entity for stores which are currently managed by Urban Acquisition Corp. and which Urban Acquisition Corp. has the right to purchase at a later date and (iv) approximately 250 leases expired or were terminated by mutual landlord and tenant consent. In addition, an affiliate of the Liquidating Trust's real estate advisor assumed Petrie Retail's former headquarters lease at 150 Meadowlands Parkway in Secaucus, New Jersey, which lease was guaranteed by the Liquidating Trust. The headquarters lease expired on October 31, 2002.

           After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains the guarantor of 141 of the retail leases. The Liquidating Trust's theoretical exposure relating to these leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, would be approximately $31 million (including potential exposure related to the exercise of lease renewal options described below). Such exposure includes (i) approximately $25 million in potential liability related to 62 of the rejected store leases described above, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at September 30, 2002, and (ii) approximately $6 million in potential liability related to 21 of the store leases which were either assigned to third party retailers or are still held by the successor of Petrie Retail and 58 of the leases which have expired or were terminated by mutual landlord and tenant consent described above. The exposure related to assigned leases or leases still held by the successor to Petrie Retail includes potential liability related to lease extension options that may be exercised following the assignment of leases to third party retailers.

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

           Employment Agreements. As previously disclosed, on October 23, 1995, Petrie Retail notified three former executives of Petrie that, as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of the retail operations. On April 25, 1996, the Liquidating Trust entered into settlement agreements with two of the former executives and on January 27, 1997 entered into a settlement agreement with the estate of the third executive. Pursuant to such settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under respective agreements with Petrie. In early 2002, one of the executives died and, as a result, the Liquidating Trust's obligations under the settlement agreement with such executive terminated. The total cost of these settlements to the Liquidating Trust was approximately $3.2 million, of which approximately $194,000 (relating to certain unfunded pension obligations) remained unpaid and was included in the Liquidating Trust's accrued expenses and other liabilities at September 30, 2002.

           Insurance Premium Adjustment. In April 2002, the Liquidating Trust received a bill from Zurich Insurance Company ("Zurich"), an insurer of Petrie, for $551,338 in respect of retrospective premium adjustments purportedly owed by Petrie pursuant to insurance agreements between Zurich and Petrie. The amount claimed by Zurich relates to policy terms 1988/1989 through and including 1994/1995, and was based on the value of claims made as of December 31, 2001. Such amount was paid by the Liquidating Trust on September 26, 2002.

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

           As previously disclosed, Petrie sold its retail operations to PS Stores on December 9, 1994, and on January 24, 1995 (the date on which Petrie's shareholders approved the Plan of Liquidation), Petrie commenced its liquidation. As a result, effective January 28, 1995, Petrie changed its basis of accounting from a going-concern basis to a liquidation basis. During the three and nine months ended September 30, 2002, the Liquidating Trust's activities were limited to continuing Petrie's liquidation in furtherance of the Plan of Liquidation. Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year.

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

Results of Operations

           The Liquidating Trust's net income for the three and nine months ended September 30, 2002 was $88,000 and $518,000, respectively, as compared to net income of $796,000 and $2,324,000, respectively, for the three and nine months ended September 30, 2001.

           For the three and nine months ended September 30, 2002, the Liquidating Trust incurred corporate overhead of $323,000 and $840,000, respectively, as compared to corporate overhead of $163,000 and $1,068,000, respectively, for the three and nine months ended September 30, 2001. Corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie including, but not limited to, costs and expenses that the Liquidating Trust has incurred as a result of Petrie Retail's failure to perform its obligations in connection with its bankruptcy filing, legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses. The increase in corporate overhead for the three month period ended September 30, 2002 was due to the relatively higher amount of professional fees incurred by the Liquidating Trust in such period as compared to the corresponding period in 2001. The decrease in corporate overhead for the nine month period ended September 30, 2002 reflects an overall reduction in the activities of the Liquidating Trust resulting from the ongoing settlement and release of claims by landlords.

           During the three and nine months ended September 30, 2002, the Liquidating Trust earned investment income of $411,000 and $1,358,000, respectively, as compared to $959,000 and $3,392,000 earned during the three and nine months ended September 30, 2001. The decrease in investment income for the three and nine months ended September 30, 2002 was due to lower prevailing interest rates.

Liquidity and Capital Resources

General

           The assets of the Liquidating Trust are subject to the terms of a letter agreement dated as of January 24, 1995 (the "Side Letter Agreement"), pursuant to which the Liquidating Trust is required, prior to making any future distribution, to provide notice to Toys "R" Us and an opportunity for Toys "R" Us to object to such distribution.

           As of November 12, 2002, the Liquidating Trust had approximately $89 million in cash, cash equivalents and investments in U.S. Treasury obligations. The Liquidating Trust believes that it has sufficient liquid funds available to satisfy the foreseeable liabilities of the Liquidating Trust (including, without limitation, costs and expenses related to the administration of the Liquidating Trust, such as legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses).

Contingent Liabilities

           As more fully described in Item 1 of Part I, the Liquidating Trust, as successor to Petrie, has accrued for certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale to the extent that Petrie Retail or its successor fails to perform. At September 30, 2002, the Liquidating Trust, as successor to Petrie, had accrued approximately $25 million for contingent liabilities. As the scope of these liabilities becomes further refined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions. See Notes to Financial Statements.

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

Item 4.              Controls and Procedures.

         (a) Evaluation of Disclosure Controls and Procedures. The Liquidating Trust's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Liquidating Trust's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Liquidating Trust's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Liquidating Trust required to be included in the Liquidating Trust's reports filed or submitted under the Exchange Act.

         (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Liquidating Trust's internal controls or in other factors that could significantly affect such controls.


                          PART II - OTHER INFORMATION

Item 1.              Legal Proceedings.

         See the discussion contained in the Notes to Financial Statements in
Part I, Item 1 of this Quarterly Report.

Item 6.              Exhibits and Reports on Form 8-K.

           (a)       List of Exhibits

                     Exhibit 99.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to
                                     18 U.S.C.  Section 1350, as adopted
                                     pursuant to Section 906 of the Sarbanes-
                                     Oxley Act of 2002.

           (b)       Reports on Form 8-K

                     None.


                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PETRIE STORES LIQUIDATING TRUST


Dated:  November 14, 2002    By: /s/ Stephanie R. Joseph
                                 -----------------------------------------------
                                 Stephanie R. Joseph
                                 Manager and Chief Executive Officer


Dated:  November 14, 2002    By: /s/ H. Bartlett Brown
                                 -----------------------------------------------
                                 H. Bartlett Brown
                                 Assistant Manager and Chief Financial Officer


                                CERTIFICATIONS

                   Certification of Chief Executive Officer
        Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934
                   As Adopted Pursuant to Section 302 of the
                          Sarbanes-Oxley Act of 2002

         I, Stephanie R. Joseph, Chief Executive Officer of Petrie Stores Liquidating Trust, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Petrie Stores Liquidating Trust;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                      /s/ Stephanie R. Joseph
                                             -----------------------------------
                                                 Stephanie R. Joseph
                                                 Chief Executive Officer



                   Certification of Chief Financial Officer
        Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934
                   As Adopted Pursuant to Section 302 of the
                          Sarbanes-Oxley Act of 2002


      I, H. Bartlett Brown, Chief Financial Officer of Petrie Stores Liquidating Trust, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Petrie Stores Liquidating Trust;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                      /s/ H. Bartlett Brown
                                             -----------------------------------
                                             H. Bartlett Brown
                                             Chief Financial Officer