Form 10-K
period 2002-12-31
PETRIE STORES LIQUIDATING TRUST
filed 2003-03-31
CIK 77808

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

                                 ANNUAL REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                             ---------------------

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002       COMMISSION FILE NUMBER: 0-3777

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

                                (TITLE OF CLASS)

                          UNITS OF BENEFICIAL INTEREST

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [ ]     No [X]

     As of March 26, 2003, the most recent practicable date prior to the printing of this report, there were 52,350,238 units of beneficial interest of the Petrie Stores Liquidating Trust (the "Liquidating Trust") outstanding. On June 28, 2002, the last business day of the Liquidating Trust's most recently completed second quarter, the aggregate market value of the units of beneficial interest held by non-affiliates was approximately $21.1 million, based upon the closing price of $0.87 per unit of beneficial interest (as quoted on the OTC Bulletin Board). For purposes of this calculation, the Liquidating Trust has assumed that HBK Investments L.P., HBK Finance L.P., Franklin Resources, Inc., Charles Johnson, Robert Johnson, Jr., Fiduciary Trust International and T. Rowe Price Associates, Inc. are not affiliates of the Liquidating Trust.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.   Business....................................................     2
Item 2.   Properties..................................................     3
Item 3.   Legal Proceedings...........................................     3
Item 4.   Submission of Matters to a Vote of Security Holders.........     3

                                   PART II
Item 5.   Market for the Registrant's Common Equity and Related            4
          Security Holder Matters.....................................
Item 6.   Selected Financial Data.....................................     5
Item 7.   Management's Discussion and Analysis of Financial Condition      5
          and Results of Operations...................................
Item 7A.  Quantitative and Qualitative Disclosures About Market           10
          Risk........................................................
Item 8.   Financial Statements and Supplementary Data.................    10
Item 9.   Changes in and Disagreements with Accountants on Accounting     11
          and Financial Disclosure....................................

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........    11
Item 11.  Executive Compensation......................................    12
Item 12.  Security Ownership of Certain Beneficial Owners and             13
          Management and Related Security Holder Matters..............
Item 13.  Certain Relationships and Related Transactions..............    14
Item 14.  Controls and Procedures.....................................    14

                                   PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form     15
          8-K.........................................................

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

     Since January 24, 1995, the date on which Petrie's shareholders approved the Plan of Liquidation, Petrie and its successor, the Liquidating Trust, have
(i) made five liquidating distributions to shareholders (or, in the case of the Liquidating Trust, to unit holders) of an aggregate of 33,098,720 shares of Toys Common Stock and approximately $104.7 million in cash; (ii) sold an aggregate of 6,977,700 shares of Toys Common Stock; and (iii) delivered 2,000,000 shares of Toys Common Stock to Canadian Imperial Bank of Commerce ("CIBC") in exchange for a cash payment of approximately $61.4 million. As a result of the foregoing transactions, the Liquidating Trust no longer holds any shares of Toys Common Stock.

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

     On November 19, 2002, the expiration date of the Liquidating Trust was extended from December 6, 2002 to December 6, 2006 (subject to further extension by the Liquidating Trustees).

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

UNITS OF BENEFICIAL INTEREST

     Since January 23, 1996, the Liquidating Trust's units of beneficial interest have been quoted on the OTC Bulletin Board under the symbol "PSTLS." The high and low closing prices per unit of beneficial interest are shown below:

                                                              HIGH     LOW
                                                              -----   -----
YEAR ENDED DECEMBER 31, 2001:
  First quarter (ended March 31, 2001)......................  $0.97   $0.94
  Second quarter (ended June 30, 2001)......................  $0.86   $0.78
  Third quarter (ended September 30, 2001)..................  $0.86   $0.80
  Fourth quarter (ended December 31, 2001)..................  $0.84   $0.81
YEAR ENDING DECEMBER 31, 2002:
  First quarter (ended March 31, 2002)......................  $0.89   $0.87
  Second quarter (ended June 30, 2002)......................  $0.90   $0.87
  Third quarter (ended September 30, 2002)..................  $0.94   $0.87
  Fourth quarter (ended December 31, 2002)..................  $1.03   $0.92
YEAR ENDING DECEMBER 31, 2003:
  First quarter (through March 26, 2003)....................  $1.14   $0.60

     As of March 26, 2003, the most recent practicable date prior to the printing of this report, there were approximately 2,404 holders of record of units of beneficial interest of the Liquidating Trust. On January 31, 2003, the Liquidating Trust distributed to its unit holders a total of $26,175,119 in cash, or $0.50 for each unit of beneficial interest held of record at the close of business on January 21, 2003. The Liquidating Trustees will consider additional distributions of cash to unit holders when the status of the Liquidating Trust's remaining contingent liabilities is further clarified.

     The Liquidating Trust does not have any compensation plans under which equity securities are authorized for issuance.

ITEM 6. SELECTED FINANCIAL DATA

     Set forth below are selected consolidated financial data of the Liquidating Trust as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998. A liquidation basis of accounting was implemented for all years presented.

                                                          YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------
                                              2002     2001(2)   2000(3)   1999(4)    1998(5)
                                             -------   -------   -------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
Corporate overhead benefit (expense)(1)....  $(1,270)  $    94   $ 6,262   $ (2,259)  $ (3,710)
Investment income..........................    1,720     4,171     7,033      6,703      7,165
Net realized and unrealized (loss) on
  investments..............................       --        --    (4,327)    (2,215)   (31,367)
                                             -------   -------   -------   --------   --------
Net income (loss)..........................  $   450   $ 4,265   $ 8,968   $  2,229   $(27,912)
                                             =======   =======   =======   ========   ========
Income (loss) per unit:....................  $  0.01   $  0.08   $  0.17   $   0.04   $  (0.53)
                                             =======   =======   =======   ========   ========
Weighted average number of units...........   52,350    52,350    52,350     52,350     52,350
                                             =======   =======   =======   ========   ========
Total assets...............................  $88,916   $88,996   $86,344   $223,966   $225,524
                                             =======   =======   =======   ========   ========

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

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

     The Liquidating Trust's net income for the year ended December 31, 2002 was $450,000, as compared to net income of $4,265,000 for the year ended December 31, 2001.

     For the year ended December 31, 2002, the Liquidating Trust incurred corporate overhead expense of $1,270,000, as compared to a benefit in corporate overhead of $94,000 for the year ended December 31, 2001. The Liquidating Trust's corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie, including, but not limited to, costs and expenses that the Liquidating Trust incurred as a result of Petrie Retail's failure to perform its obligations in connection with its bankruptcy filing, legal fees, real estate advisory fees, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses. The benefit in corporate overhead for the year ended December 31, 2001 reflects the receipt of approximately $1.5 million in December 2001 as partial payment of the Liquidating Trust's claim against the Petrie Retail bankruptcy estate. The amount of expenses that constituted corporate overhead was marginally lower during the year ended December 31, 2002 than during the year ended December 31, 2001.

     During the year ended December 31, 2002, the Liquidating Trust earned $1,720,000 in investment income, as compared to $4,171,000 earned during the year ended December 31, 2001. The decrease in investment income earned during the year ended December 31, 2002 is primarily due to lower prevailing interest rates.

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

LIQUIDITY AND CAPITAL RESOURCES

  GENERAL

     The assets of the Liquidating Trust are subject to the terms of a letter agreement dated as of January 24, 1995 (the "Side Letter Agreement"), pursuant to which the Liquidating Trust is required to provide notice to Toys "R" Us (and an opportunity for Toys "R" Us to object) prior to making any future liquidating distributions. Such notice was provided to Toy "R" Us in connection with the Liquidating Trust's distribution on January 31, 2003 of $26,175,119 and in connection with prior distributions. Pursuant to the terms of the Side Letter Agreement, the Liquidating Trust is required to provide similar notice to Toys "R" Us prior to making any additional distributions.

     As of March 26, 2003, the Liquidating Trust had approximately $63 million in cash, cash equivalents and investments in U.S. Treasury obligations. The Liquidating Trust believes that it has sufficient liquid funds available to satisfy the foreseeable liabilities of the Liquidating Trust (including, without limitation, costs and expenses related to the administration of the Liquidating Trust such as legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses).

     On November 19, 2002, the expiration date of the Liquidating Trust was extended from December 6, 2002 to December 6, 2006 (subject to further extension by the Liquidating Trustees).

  CONTINGENT LIABILITIES

     As successor to Petrie, the Liquidating Trust has accrued for certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail or its successor fails to perform. The Liquidating Trust accrues such liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters. At December 31, 2002 and December 31, 2001, the Liquidating Trust had accrued approximately $25 million and $26 million, respectively, for the aforementioned contingent liabilities. As the scope of these liabilities becomes further refined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

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

     On April 12, 2000, the Bankruptcy Court approved a stipulation of settlement between the distribution company (the "Distribution Company") designated by the Petrie Retail Plan and the Liquidating Trust, under which the Liquidating Trust and the Distribution Company settled their disputes regarding the claims that the Liquidating Trust filed against Petrie Retail. Pursuant to the stipulation of settlement, (i) the Liquidating Trust was allowed a single unsecured claim against Petrie Retail in the amount of approximately $14.4 million, subject to increase upon resolution of the Distribution Company's objections to certain landlord claims against Petrie Retail, (ii) the Distribution Company agreed to release to the Liquidating Trust approximately $5.5 million held in a collateral account by June 30, 2000 (provided that the Distribution Company did not pay $10 million or more to the Multiemployer Plan prior to that date), and (iii) the Distribution Company and the Liquidating Trust exchanged mutual releases. On June 28, 2000, the approximately $5.5 million held in the collateral account was released and transferred to the Liquidating Trust in accordance with the settlement. On December 15, 2000, the Bankruptcy Court entered an order allowing the Liquidating Trust an unsecured claim against the Distribution Company in the amount of $15.3 million. On December 21, 2000, the Liquidating Trust received $765,000 as partial payment of its claim against the Distribution Company. In December 2001, the Liquidating Trust received an additional $1,530,000 as partial payment of the Liquidating Trust's claims against the Distribution Company. As of March 26, 2003, the Liquidating Trust's remaining claim against the Distribution Company was $13,005,000. There can be no assurance as to the timing of the payment of the remainder of the Liquidating Trust's claim against the Distribution Company or the amount of any further payments that the Distribution Company will make to creditors asserting unsecured claims. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from the reorganized Petrie Retail entity.

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

     After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains the guarantor of 140 of the retail leases. The Liquidating Trust's theoretical exposure relating to these leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, would be approximately $29 million (including potential exposure related to the exercise of lease renewal options described below). Such exposure includes (i) approximately $24 million in potential liability related to 61 of the rejected store leases described above, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 2002, and (ii) approximately $5 million in potential liability related to 27 of the store leases which were either assigned to third party retailers or are still held by the successor of Petrie Retail and 52 of the leases which have expired or were terminated by mutual landlord and tenant consent described above. The exposure related to assigned leases or leases still held by the successor to Petrie Retail includes potential liability related to lease extension options that may be exercised following the assignment of leases to third party retailers.

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

     Employment Agreements. As previously disclosed, on October 23, 1995, Petrie Retail notified three former executives of Petrie that, as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of the retail operations. On April 25, 1996, the Liquidating Trust entered into settlement agreements with two of the former executives and on January 27, 1997 entered into a settlement agreement with the estate of the third executive. Pursuant to such settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under respective agreements with Petrie. In early 2002, one of the executives died and, as a result, the Liquidating Trust's obligations under the settlement agreement with such executive terminated. The total cost of the settlements to the Liquidating Trust was approximately $3.2 million, of which approximately $182,000 (relating to certain unfunded pension obligations) remained unpaid and was included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 2002.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Liquidating Trust invests its available cash in short-term United States Treasury Obligations. Although the rate of interest paid on short-term United States Treasury Obligations may fluctuate over time based on changes in the general level of U.S. interest rates, each of such investments is made at a fixed interest rate over the duration of the investment and each has a maturity of less than 365 days. In addition, the Liquidating Trust Agreement prohibits the Liquidating Trust from making certain investments with a maturity of greater than one year and certain other investments that could expose the Liquidating Trust to market risk. The Liquidating Trust believes that its exposure to market risk fluctuations for its investments is not material as of December 31, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages F-1 through F-9 annexed hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

LIQUIDATING TRUSTEES AND EXECUTIVE OFFICERS

     The following table shows, as of March 26, 2003, the Liquidating Trustees and the Liquidating Trust's executive officers, their respective ages, the year each person became a Liquidating Trustee or officer of the Liquidating Trust and all positions currently held with the Liquidating Trust by each such person:

                                              TRUSTEE OR
NAME                                   AGE   OFFICER SINCE   POSITION WITH THE LIQUIDATING TRUST
----                                   ---   -------------   -----------------------------------
Stephanie R. Joseph..................  56        1995        Manager and Chief Executive Officer;
                                                               Liquidating Trustee
H. Bartlett Brown....................  67        1995        Assistant Manager and Chief
                                                             Financial Officer
Joseph H. Flom.......................  79        1995        Liquidating Trustee
Bernard Petrie.......................  77        1995        Liquidating Trustee
Laurence A. Tisch....................  80        1995        Liquidating Trustee
Raymond S. Troubh....................  76        1995        Chairman of the Board of the
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

     Raymond S. Troubh became a Liquidating Trustee and Chairman of the Board of Liquidating Trustees in December 1995. Mr. Troubh served as Treasurer of Petrie from December 9, 1994 to February 7, 1995. He is a financial consultant, a former governor of the American Stock Exchange and a former general partner of Lazard Freres & Co., an investment banking firm. Mr. Troubh is a director of ARIAD Pharmaceuticals, Inc., a pharmaceutical company; Diamond Offshore Drilling, Inc., an offshore drilling company; Enron Corp., an energy trading company (of which he serves as non-executive Chairman of the Board); General American Investors Company, an investment and advisory company; Gentiva Health Services, Inc., a healthcare company; Hercules Incorporated, a speciality chemical company; Triarc Companies, Inc., a diversified holding company; and WHX Corporation, a holding company.

MEETINGS AND STANDING COMMITTEES

     The Liquidating Trustees met two times during the year ended December 31, 2002. During such period, the Liquidating Trustees had no standing committees.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Liquidating Trust's trustees and executive officers, and persons who own more than ten percent of the Liquidating Trust's units of beneficial interest, to file with the Securities and Exchange Commission certain reports of ownership and changes in ownership of the units of beneficial interest, and to furnish the Liquidating Trust with copies of all Section 16(a) forms they file. To the Liquidating Trust's knowledge, based solely on a review of the copies of such reports furnished to the Liquidating Trust, for the year ended December 31, 2002, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent stockholders were complied with.

ITEM 11. EXECUTIVE COMPENSATION

GENERAL

     The following table sets forth the total annual compensation paid by the Liquidating Trust to its Manager and Chief Executive Officer, who is the only executive officer of the Liquidating Trust whose compensation exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                       ANNUAL COMPENSATION
                                                   ---------------------------
                                                     YEAR                           ALL OTHER
NAME AND PRINCIPAL POSITION                         ENDED      SALARY    BONUS   COMPENSATION(1)
---------------------------                        --------   --------   -----   ---------------
Stephanie R. Joseph..............................  12/31/02   $130,000     --        $45,000
  Manager, Chief Executive Officer                 12/31/01    130,000     --         45,000
  and Liquidating Trustee                          12/31/00    130,000     --         45,000

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the year ended December 31, 2002, the Liquidating Trustees did not have a compensation committee, and each of the Liquidating Trustees other than Stephanie R. Joseph participated in deliberations of the Liquidating Trustees concerning executive officer compensation. During the year ended December 31, 2002, no executive officer of the Liquidating Trust served as a member of the compensation committee (or other board committee performing equivalent functions, or in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a Liquidating Trustee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

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

                                                                TOTAL NUMBER OF
                                                              UNITS OF BENEFICIAL          PERCENT OF
                                                             INTEREST BENEFICIALLY        OUTSTANDING
NAME OF BENEFICIAL OWNER                                             OWNED            BENEFICIAL INTERESTS
------------------------                                     ----------------------   --------------------
The Estate of Milton Petrie(1).............................        28,111,274                 53.7%
  Four Times Square
  New York, New York 10036-6522
HBK Investments L.P. and HBK Finance L.P.(2)...............         9,518,600                 18.2%
  777 Main Street, Suite 2750
  Fort Worth, Texas 76102
Franklin Resources, Inc., Charles Johnson, Rupert Johnson,
  Jr. and Fiduciary Trust Company International(3).........         5,449,550                 10.0%
  One Franklin Parkway
  San Mateo, California 94403
T. Rowe Price Associates, Inc.(4)..........................         4,715,200                  9.0%
  100 E. Pratt Street
  Baltimore, Maryland 21202
H. Bartlett Brown..........................................                --                   --
Joseph H. Flom(1)..........................................                --                   --
Stephanie R. Joseph........................................                --                   --
Bernard Petrie(1)..........................................            34,500                    *
Laurence A. Tisch(1).......................................             1,000                    *
Raymond S. Troubh..........................................                --                   --
All managers and Liquidating Trustees as a group (6
  individuals, including those named above)................            35,500                    *

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

(2) Based on information contained in Amendment No. 4 to the Statement on
    Schedule 13G filed by HBK Investments L.P. and HBK Finance L.P. with the Securities and Exchange Commission on February 7, 2003.

(3) Based on information contained in the Statement on Schedule 13G filed by Franklin Resources, Inc., Charles B. Johnson, Rupert H. Johnson, Jr. and Fiduciary Trust Company International on July 10, 2002. The securities are beneficially owned by one or more open or closed-end investment companies or other managed accounts which are advised by direct and indirect investment advisory subsidiaries of Franklin Resources, Inc.

(4) Based on information contained in Amendment No. 7 to the Statement on
    Schedule 13G filed by T. Rowe Price Associates, Inc. ("Price Associates") with the Securities and Exchange Commission on February 14, 2003. These securities are owned by various individual and institutional investors which Price Associates serves as investment adviser with power to direct investments and sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, as amended, Price Associates is deemed to be a beneficial owner of such securities. Price Associates has, however, expressly disclaimed that it is, in fact, the beneficial owner of such securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Skadden, Arps, Slate, Meagher & Flom LLP serves as legal counsel to the Liquidating Trust and the Estate of Milton Petrie, which owns approximately 53.7% of the Liquidating Trust's outstanding units of beneficial interest, and has provided services to each during the year ended December 31, 2002. Joseph H. Flom, a Liquidating Trustee and an executor of the Estate of Milton Petrie, is a partner in Skadden, Arps, Slate, Meagher & Flom LLP.

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

ITEM 14. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. The Liquidating Trust's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Liquidating Trust's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Liquidating Trust's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Liquidating Trust required to be included in the Liquidating Trust's reports filed or submitted under the Exchange Act.

     (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Liquidating Trust's internal controls or in other factors that could significantly affect such controls.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

     (b)  Reports on Form 8-K.

     Current Report on Form 8-K dated November 19, 2002 (extending the term of the Liquidating Trust).

     Current Report on Form 8-K dated January 8, 2003 (reporting liquidating distribution of $26,175,119 in cash to unit holders of the Liquidating Trust).

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

Dated: March 31, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated: March 31, 2003

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

                                          By:      /s/ JOSEPH H. FLOM
                                            ------------------------------------
                                                       Joseph H. Flom
                                                          Trustee

                                          By:      /s/ BERNARD PETRIE
                                            ------------------------------------
                                                       Bernard Petrie
                                                          Trustee

                                          By:     /s/ LAURENCE A. TISCH
                                            ------------------------------------
                                                     Laurence A. Tisch
                                                          Trustee

                                          By:     /s/ RAYMOND S. TROUBH
                                            ------------------------------------
                                                     Raymond S. Troubh
                                                          Trustee

                        PETRIE STORES LIQUIDATING TRUST

                         INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS
  Report of Independent Auditors............................  F-2

  Statements of Net Assets in Liquidation -- December 31,
     2002 and December 31, 2001.............................  F-3

  Statements of Changes in Net Assets in Liquidation -- For
     the years ended December 31, 2002, 2001 and 2000.......  F-4

  Notes to Financial Statements.............................  F-5

                         REPORT OF INDEPENDENT AUDITORS

Board of Trustees and Holders of Units of Beneficial Interest
Petrie Stores Liquidating Trust

     We have audited the accompanying statements of net assets in liquidation of the Petrie Stores Liquidating Trust (successor to Petrie Stores Corporation and its former subsidiaries) as of December 31, 2002 and December 31, 2001, and the related statements of changes in net assets in liquidation for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the management of the Petrie Stores Liquidating Trust. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of the Petrie Stores Liquidating Trust (successor to Petrie Stores Corporation and its former subsidiaries) as of December 31, 2002 and December 31, 2001 and the changes in net assets in liquidation for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

MetroPark, New Jersey
March 14, 2003

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                    STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
                                         ASSETS
Cash and cash equivalents...................................    $     9        $   406
U.S. Treasury Obligations...................................     88,907         88,590
                                                                -------        -------
  Total assets..............................................     88,916         88,996

                                       LIABILITIES

Accrued expenses and other liabilities......................     25,920         26,450
Commitments and contingencies
                                                                -------        -------
Net assets in liquidation...................................    $62,996        $62,546
                                                                =======        =======

                            See accompanying notes.

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

               STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2002           2001           2000
                                                          ------------   ------------   ------------
                                                           (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
Net assets in liquidation at beginning of year..........    $62,546        $58,281        $186,942
                                                            -------        -------        --------
Investment income.......................................      1,720          4,171           7,033
Corporate overhead benefit (expense)....................     (1,270)            94           6,262
Net realized and unrealized (loss) on investments.......         --             --          (4,327)
                                                            -------        -------        --------
Net income for the year.................................        450          4,265           8,968
                                                            -------        -------        --------
Liquidating distributions (consisting of cash and
  1,688,576 shares of Toys "R" Us common stock valued at
  $11.75 per share).....................................         --             --        (137,629)
                                                            -------        -------        --------
Net assets in liquidation at end of year................    $62,996        $62,546        $ 58,281
                                                            =======        =======        ========
Net income per unit.....................................    $  0.01        $  0.08        $   0.17
                                                            =======        =======        ========
Weighted average number of units........................     52,350         52,350          52,350
                                                            =======        =======        ========

                            See accompanying notes.

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2002

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

     On November 19, 2002, the expiration date of the Liquidating Trust was extended from December 6, 2002 to December 6, 2006 (subject to further extension by the Liquidating Trustees).

     Beginning with the period ended December 31, 1996, the Liquidating Trust has adopted the calendar year as its fiscal year. A liquidation basis of accounting was implemented as of January 28, 1995. The statements of net assets in liquidation at December 31, 2002 and December 31, 2001 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

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

     At December 31, 2002 and 2001, the Liquidating Trust did not own any shares of Toys Common Stock.

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

     The assets of the Liquidating Trust are subject to the terms of a letter agreement, dated as of January 24, 1995, pursuant to which the Liquidating Trust is required to provide notice to Toys "R" Us (and an opportunity for Toys "R" Us to object) prior to making any future liquidating distributions.

4.  COMMITMENTS AND CONTINGENCIES

     As successor to Petrie, the Liquidating Trust has accrued for certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail or its successor fails to perform. The Liquidating Trust accrues such liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters. At December 31, 2002 and December 31, 2001, the Liquidating Trust had accrued approximately $25 million and $26 million, respectively, for the aforementioned contingent liabilities. As the scope of these liabilities becomes further refined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

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

     On April 12, 2000, the Bankruptcy Court approved a stipulation of settlement between the distribution company (the "Distribution Company") designated by the Petrie Retail Plan and the Liquidating Trust, under which the Liquidating Trust and the Distribution Company settled their disputes regarding the claims that the Liquidating Trust filed against Petrie Retail. Pursuant to the stipulation of settlement, (i) the Liquidating Trust was allowed a single unsecured claim against Petrie Retail in the amount of approximately $14.4 million, subject to increase upon resolution of the Distribution Company's objections to certain landlord claims against Petrie Retail, (ii) the Distribution Company agreed to release to the Liquidating Trust approximately $5.5 million held in a collateral account by June 30, 2000 (provided that the Distribution Company did not pay $10 million or more to the United Auto Workers District 65 Security Plan Pension Fund (the "Multiemployer Plan") prior to that date), and (iii) the Distribution Company and the Liquidating Trust exchanged mutual releases. On June 28, 2000, the approximately $5.5 million held in the collateral account was released and transferred to the Liquidating Trust in accordance with the settlement. On December 15, 2000, the Bankruptcy Court entered an order allowing the Liquidating Trust an unsecured claim against the Distribution Company in the amount of $15.3 million. On December 21, 2000, the Liquidating Trust received $765,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. In December 2001, the Liquidating Trust received an additional $1,530,000 as partial payment of the Liquidating Trust's claims against the Distribution Company. As of March 26, 2003, the Liquidating Trust's remaining claim against the Distribution Company was $13,005,000. There can be no assurance as to the timing of the payment of the remainder of the Liquidating Trust's claim against the Distribution Company or the amount of any further payments that the Distribution Company will make to

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

creditors asserting unsecured claims. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from the reorganized Petrie Retail entity.

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

     After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains the guarantor of 140 of the retail leases. The Liquidating Trust's theoretical exposure relating to these leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, would be approximately $29 million (including potential exposure related to the exercise of lease renewal options described below). Such exposure includes (i) approximately $24 million in potential liability related to 61 of the rejected store leases described above, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 2002, and (ii) approximately $5 million in potential liability related to 27 of the store leases which were either assigned to third party retailers or are still held by the successor of Petrie Retail, and 52 of the leases which have expired or were terminated by mutual landlord and tenant consent described above. The exposure related to assigned leases or leases still held by the successor to Petrie Retail includes potential liability related to lease extension options that may be exercised following the assignment of leases to third party retailers.

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

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Employment Agreements. As previously disclosed, on October 23, 1995, Petrie Retail notified three former executives of Petrie that, as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of the retail operations. On April 25, 1996, the Liquidating Trust entered into settlement agreements with two of the former executives and on January 27, 1997 entered into a settlement agreement with the estate of the third executive. Pursuant to such settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under respective agreements with Petrie. In early 2002, one of the two executives died and, as a result, the Liquidating Trust's obligations under the settlement agreement with such executive terminated. The total cost of the settlements to the Liquidating Trust was approximately $3.2 million, of which approximately $182,000 (relating to certain unfunded pension obligations) remained unpaid and was included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 2002.

     Insurance Premium Adjustment. In April 2002, the Liquidating Trust received a bill from Zurich Insurance Company ("Zurich"), an insurer of Petrie, for $551,338 in respect of retrospective premium adjustments purportedly owned by Petrie pursuant to insurance agreements between Zurich and Petrie. The amount claim by Zurich relates to policy terms 1988/1989 through and including 1994/1995, and was based on the value of claims made as of December 31, 2001. Such amount was paid by the Liquidating Trust on September 26, 2002.

     The Liquidating Trust believes, based on the most recently available information, that appropriate accruals have been established in the accompanying financial statements to provide for any losses that may be incurred with respect to the aforementioned contingencies.

5.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for the years ended December 31, 2002 and December 31, 2001 are as follows:

                                                                       QUARTER
                                                       ---------------------------------------
                                                        FIRST     SECOND     THIRD     FOURTH
                                                       -------   --------   -------   --------
                                                       (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
YEAR ENDED DECEMBER 31, 2002:
  Net income (loss)..................................   $ 273      $ 157     $  88     $  (68)
                                                        =====      =====     =====     ======
  Net income per unit................................   $0.01      $0.00     $0.00     $ 0.00
                                                        =====      =====     =====     ======
YEAR ENDED DECEMBER 31, 2001:
  Net income.........................................   $ 904      $ 624     $ 796     $1,941(1)
                                                        =====      =====     =====     ======
  Net income per unit................................   $0.02      $0.01     $0.02     $ 0.04
                                                        =====      =====     =====     ======

---------------

(1) In December 2001, the Liquidating Trust received $1,530,000 as partial settlement of the Liquidating Trust's claim against the Petrie Retail bankruptcy estate.

6.  SUBSEQUENT EVENTS

     On January 31, 2003, the Liquidating Trust made a distribution to its unit holders in the amount of $0.50 in cash for each unit of beneficial interest held of record at the close of business on January 21, 2003. There were 52.35 million units outstanding on January 21, 2003 and the total distribution amounted to approximately $26.2 million.

                                 CERTIFICATIONS

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
         PURSUANT TO RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934
                   AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Stephanie R. Joseph, Chief Executive Officer of Petrie Stores Liquidating Trust, certify that:

     1. I have reviewed this annual report on Form 10-K of Petrie Stores Liquidating Trust;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ STEPHANIE R. JOSEPH
                                          --------------------------------------
                                                   Stephanie R. Joseph
                                                 Chief Executive Officer

Date: March 31, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
         PURSUANT TO RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934
                   AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, H. Bartlett Brown, Chief Financial Officer of Petrie Stores Liquidating Trust, certify that:

     1. I have reviewed this annual report on Form 10-K of Petrie Stores Liquidating Trust;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ H. BARTLETT BROWN
                                          --------------------------------------
                                                    H. Bartlett Brown
                                                 Chief Financial Officer

Date: March 31, 2003