Form 10-Q
period 2003-03-31
PETRIE STORES LIQUIDATING TRUST
filed 2003-05-15
CIK 77808

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                      -------

                                    FORM 10-Q
                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                    -----------

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003   COMMISSION FILE NUMBER:  0-3777

                         PETRIE STORES LIQUIDATING TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEW YORK                                            22-6679945
-------------                                       -----------------------
(STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

201 ROUTE 17, SUITE 300
RUTHERFORD, NEW JERSEY                              07070
----------------------                              -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

                                 (201) 635-9637
                                 --------------
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

                                 NOT APPLICABLE
                                 --------------
FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
         Yes:   X         No: __
              -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
         Yes: __          No:   X
                              -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of May 9, 2003, there were 52,350,238 Units of Beneficial Interest outstanding.

                         PETRIE STORES LIQUIDATING TRUST

                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

                                                                                                               Page
                                                                                                               ----


Item 1.  Financial Statements
         Statements of Net Assets in Liquidation - March 31, 2003 (Unaudited)
               and December 31, 2002............................................................................. 2
         Statements of Changes in Net Assets in Liquidation (Unaudited) - For
               the Three Months Ended March 31, 2003 and 2002.................................................... 3
         Notes to Financial Statements........................................................................... 4
Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations..............................................................................8
Item 3.  Quantitative and Qualitative Disclosures About Market Risk .............................................10
Item 4.  Controls and Procedures.................................................................................11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................12
Item 6.  Exhibits and Reports on Form 8-K........................................................................12
Signatures.......................................................................................................13
Certifications...................................................................................................14



                         PETRIE STORES LIQUIDATING TRUST

                     STATEMENTS OF NET ASSETS IN LIQUIDATION

                                 (IN THOUSANDS)


                                                                       MARCH 31, 2003        DECEMBER 31,
                                                                        (UNAUDITED)              2002
                                                                       -------------         ------------

ASSETS
Cash and cash equivalents.....................................      $              120    $               9
U.S. Treasury obligations.....................................                  62,497               88,907
                                                                    ------------------    -----------------
Total assets..................................................                  62,617               88,916

LIABILITIES
Accrued expenses and other liabilities........................                  25,795               25,920

Commitments and contingencies
                                                                    ------------------    -----------------
Net assets in liquidation.....................................      $           36,822    $          62,996
                                                                    ==================    =================


See accompanying notes.

                         PETRIE STORES LIQUIDATING TRUST

               STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                   (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)



                                                                      THREE MONTHS       THREE MONTHS
                                                                          ENDED              ENDED
                                                                     MARCH 31, 2003     MARCH 31, 2002
                                                                     --------------     --------------

Net assets in liquidation at beginning of period..............      $        62,996    $        62,546
                                                                    ---------------    ---------------
Investment income.............................................                  246                529
Corporate overhead............................................                 (245)              (256)
                                                                    ---------------    ---------------
Net income for the period.....................................                    1                273
                                                                    ---------------    ---------------
Liquidating distributions.....................................              (26,175)
                                                                    ---------------    ---------------
Net assets in liquidation at end of period....................      $        36,822    $        62,819
                                                                    ===============    ===============
Net income per unit...........................................      $          0.00    $          0.01
                                                                    ===============    ===============
Weighted average number of units..............................               52,350             52,350
                                                                    ===============    ===============



See accompanying notes.

                         PETRIE STORES LIQUIDATING TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2003

1.       INTERIM REPORTING

         The accompanying unaudited financial statements of Petrie Stores Liquidating Trust (the "Liquidating Trust") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Liquidating Trust, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, reference is made to the financial statements and footnotes thereto included in the Liquidating Trust's Annual Report on Form 10-K for the year ended December 31, 2002.

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

         Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year. A liquidation basis of accounting was implemented as of January 28, 1995. The statements of net assets in liquidation at March 31, 2003 and December 31, 2002 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

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

         At December 31, 2002 and March 31, 2003, the Liquidating Trust did not own any shares of Toys Common Stock.

4.       LIQUIDATING DISTRIBUTIONS

         On January 31, 2003, the Liquidating Trust distributed to its unit holders a total of $26,175,119 in cash. In the distribution, unit holders received $0.50 in cash for each unit of beneficial interest held of record at the close of business on January 21, 2003.

         The assets of the Liquidating Trust are subject to the terms of a letter agreement, dated as of January 24, 1995, pursuant to which the Liquidating Trust is required to provide notice to Toys "R" Us (and an opportunity for Toys "R" Us to object) prior to making any liquidating distributions.

5.       COMMITMENTS AND CONTINGENCIES

         As successor to Petrie, the Liquidating Trust has accrued for certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to guarantees of certain retail store leases expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail or its successor fails to perform. The Liquidating Trust accrues such liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling such matters. At March 31, 2003 and December 31, 2002, the Liquidating Trust, as successor to Petrie, had accrued approximately $25 million for contingent liabilities. As the scope of these liabilities becomes further refined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

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

         On April 12, 2000, the Bankruptcy Court approved a stipulation of settlement between the distribution company (the "Distribution Company") designated by the Petrie Retail Plan and the Liquidating Trust, under which the Liquidating Trust and the Distribution Company settled their disputes regarding the claims that the Liquidating Trust filed against Petrie Retail. Pursuant to the stipulation of settlement, (i) the Liquidating Trust was allowed a single unsecured claim against Petrie Retail in the amount of approximately $14.4 million, subject to increase upon resolution of the Distribution Company's objections to certain landlord claims against Petrie Retail, (ii) the Distribution Company agreed to release to the Liquidating Trust the approximately $5.5 million held in the Collateral Account by June 30, 2000 (provided that the Distribution Company did not pay $10 million or more to the United Auto Workers District 65 Security Plan Pension Fund prior to that date), and (iii) the Distribution Company and the Liquidating Trust exchanged mutual releases. On June 28, 2000, the approximately $5.5 million held in the Collateral Account was released and transferred to the Liquidating Trust in accordance with the settlement. On December 15, 2000, the Bankruptcy Court entered an order allowing the Liquidating Trust an unsecured claim against the Distribution Company in the amount of $15.3 million. On December 21, 2000, the Liquidating Trust received $765,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. On December 18, 2001, the Liquidating Trust received an additional $1,530,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. As of May 9, 2003, the Liquidating Trust's remaining claim against the Distribution Company was $13,005,000. There can be no assurance as to the timing of the payment of the remainder of the Liquidating Trust's claim against the Distribution Company or the amount of any further payments that the Distribution Company will make to creditors asserting unsecured claims. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from the reorganized Petrie Retail entity.

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

         After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains the guarantor of 140 of the retail leases. The Liquidating Trust's theoretical exposure relating to these leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, would be approximately $29 million (including potential exposure related to the exercise of lease renewal options described below). Such exposure includes (i) approximately $24 million in potential liability related to 61 of the rejected store leases described above, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at March 31, 2003, and (ii) approximately $5 million in potential liability related to 26 of the store leases which were either assigned to third party retailers or are still held by the successor of Petrie Retail and 53 of the leases which have expired or were terminated by mutual landlord and tenant consent described above. Of the $5 million in potential liability related to the assigned leases and the leases that are still held by the successor of Petrie Retail, approximately $2 million is due in 2003 and approximately $3 million is due thereafter. The exposure related to assigned leases or leases still held by the successor to Petrie Retail includes potential liability related to lease extension options that may be exercised following the assignment of leases to third party retailers.

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

         Employment Agreements. As previously disclosed, on October 23, 1995, Petrie Retail notified three former executives of Petrie that, as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of the retail operations. On April 25, 1996, the Liquidating Trust entered into settlement agreements with two of the former executives and on January 27, 1997 entered into a settlement agreement with the estate of the third executive. Pursuant to such settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under respective agreements with Petrie. The two former executives have died and, as a result, the Liquidating Trust's obligations under the settlement agreements with such executives have been terminated. The total cost of these settlements to the Liquidating Trust was approximately $3.2 million.

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

         As previously disclosed, Petrie sold its retail operations to PS Stores on December 9, 1994, and on January 24, 1995 (the date on which Petrie's shareholders approved the Plan of Liquidation), Petrie commenced its liquidation. As a result, effective January 28, 1995, Petrie changed its basis of accounting from a going-concern basis to a liquidation basis. During the three months ended March 31, 2003 and 2002, the Liquidating Trust's activities were limited to continuing Petrie's liquidation in furtherance of the Plan of Liquidation. Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year.

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

RESULTS OF OPERATIONS

         The Liquidating Trust's net income for the three months ended March 31, 2003 was $1,000 as compared to net income of $273,000 for the three months ended March 31, 2002.

         For the three months ended March 31, 2003, the Liquidating Trust incurred corporate overhead of $245,000 as compared to corporate overhead of $256,000 for the three months ended March 31, 2003. Corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie including, but not limited to, costs and expenses that the Liquidating Trust has incurred as a result of Petrie Retail's failure to perform its obligations in connection with its bankruptcy filing, legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses. The decrease in corporate overhead for the three month period ended March 31, 2003 reflects an overall reduction in the activities of the Liquidating Trust resulting from the ongoing settlement and release of claims by landlords.

         During the three months ended March 31, 2003, the Liquidating Trust earned investment income of $246,000, as compared to $529,000 earned during the three months ended March 31, 2002. The decrease in investment income for the three months ended March 31, 2003 was due to lower prevailing interest rates and fewer assets available for investment.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

         The assets of the Liquidating Trust are subject to the terms of a letter agreement dated as of January 24, 1995 (the "Side Letter Agreement"), pursuant to which the Liquidating Trust is required, prior to making any future distribution, to provide notice to Toys "R" Us and an opportunity for Toys "R" Us to object to such distribution. Such notice was provided to Toys "R" Us in connection with the Liquidating Trust's distribution on January 31, 2003 of $26,175,119 and in connection with prior distributions.

         As of May 9, 2003, the Liquidating Trust had approximately $63 million in cash, cash equivalents and investments in U.S. Treasury obligations. The Liquidating Trust believes that it has sufficient liquid funds available to satisfy the foreseeable liabilities of the Liquidating Trust (including, without limitation, costs and expenses related to the administration of the Liquidating Trust, such as legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses).

CONTINGENT LIABILITIES

         As more fully described in Item 1 of Part I, the Liquidating Trust, as successor to Petrie, has accrued for certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale to the extent that Petrie Retail or its successor fails to perform. At March 31, 2003, the Liquidating Trust, as successor to Petrie, had accrued approximately $25 million for contingent liabilities. As the scope of these liabilities becomes further refined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions. See Notes to Financial Statements.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements relating to the Liquidating Trust's contingent liabilities contained above in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes to Financial Statements.

         The Liquidating Trust wishes to caution readers that in addition to factors that may be described elsewhere in this Quarterly Report on Form 10-Q, the following important factors, among others, could cause the Liquidating Trust's assets and liabilities to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Liquidating Trust, and could materially affect the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions:

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Liquidating Trust invests its available cash in short-term United States Treasury Obligations. Although the rate of interest paid on short-term United States Treasury Obligations may fluctuate over time based on changes in the general level of U.S. interest rates, each of such investments is made at a fixed interest rate over the duration of the investment and each has a maturity of less than 365 days. In addition, the Liquidating Trust Agreement prohibits the Liquidating Trust from making certain investments with a maturity of greater than one year and certain other investments that could expose the Liquidating Trust to market risk. The Liquidating Trust believes that its exposure to market risk fluctuations for its investments is not material as of March 31, 2003.

ITEM 4.           CONTROLS AND PROCEDURES.

         (a) Evaluation of Disclosure Controls and Procedures. The Liquidating Trust's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Liquidating Trust's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Liquidating Trust's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Liquidating Trust required to be included in the Liquidating Trust's reports filed or submitted under the Exchange Act.

         (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Liquidating Trust's internal controls or in other factors that could significantly affect such controls.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         See the discussion contained in the Notes to Financial Statements in
Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

        (B)      REPORTS ON FORM 8-K

                  Current Report on Form 8-K, dated as of January 8, 2003, reporting the distribution of $26,175,119 in cash made by the Liquidating Trust to unit holders on January 31, 2003.




                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                 PETRIE STORES LIQUIDATING TRUST


Dated:  May 15, 2003     By      /s/ Stephanie R. Joseph
                            -------------------------------------------
                                 Stephanie R. Joseph
                                 Manager and Chief Executive Officer


Dated:  May 15, 2003     By     /s/ H. Bartlett Brown
                             ------------------------------------------
                                 H. Bartlett Brown
                                 Assistant Manager and Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
         PURSUANT TO RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934
                    AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

                  I, Stephanie R. Joseph, Manager and Chief Executive Officer of Petrie Stores Liquidating Trust, certify that:

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


Date: May 15, 2003        /s/ Stephanie R. Joseph
                         -----------------------------------------------------
                         Stephanie R. Joseph
                         Manager and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
         PURSUANT TO RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934
                    AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


                  I, H. Bartlett Brown, Assistant Manager and Chief Financial Officer of Petrie Stores Liquidating Trust, certify that:

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


Date: May 15, 2003      /s/ H. Bartlett Brown
                        ------------------------------------------------------
                        H. Bartlett Brown
                        Assistant Manager
                        and Chief Financial Officer