Form 10-Q
period 2003-06-30
PETRIE STORES LIQUIDATING TRUST
filed 2003-08-05
CIK 77808

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                    _______

                                   FORM 10-Q
                               Quarterly Report
                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                                  ___________

For the quarterly period ended June 30, 2003   Commission file number:  0-3777


                        Petrie Stores Liquidating Trust
            (Exact Name of Registrant as Specified in Its Charter)


New York                                             22-6679945
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                     Identification No.)


201 Route 17, Suite 300
Rutherford, New Jersey                                  07070
(Address of Principal Executive Offices)             (Zip Code)


                                (201) 635-9637
              Registrant's Telephone Number, Including Area Code


                                Not Applicable
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
         Yes:   X         No: __
              -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
         Yes: __          No:   X
                              ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of August 4, 2003, there were 52,350,238 Units of Beneficial Interest outstanding.

                        PETRIE STORES LIQUIDATING TRUST

                              INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION


                                                                                     Page
Item 1.  Financial Statements
         Statements of Net Assets in Liquidation - June 30, 2003 (Unaudited)
               and December 31, 2002.................................................... 2
         Statements of Changes in Net Assets in Liquidation (Unaudited) - For
               the Three and Six Months Ended June 30, 2003 and 2002.................... 3
         Notes to Financial Statements.................................................. 4
Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations.....................................................8
Item 3.  Quantitative and Qualitative Disclosures About Market Risk ....................11
Item 4.  Controls and Procedures........................................................11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................12
Item 6.  Exhibits and Reports on Form 8-K...............................................12
Signatures..............................................................................13
Certifications..........................................................................14

                        PETRIE STORES LIQUIDATING TRUST

                    STATEMENTS OF NET ASSETS IN LIQUIDATION

                                (In thousands)


                                                             June 30, 2003  December 31,
                                                              (Unaudited)      2002

Assets
Cash and cash equivalents................................  $         71    $        9
Receivable from Distribution Company (Note 5)............         1,836
U.S. Treasury obligations................................        62,509        88,907
                                                           ------------     ---------
Total assets.............................................        64,416        88,916

Liabilities
Accrued expenses and other liabilities...................        25,747        25,920

Commitments and contingencies

                                                           ------------    ----------
Net assets in liquidation................................  $     38,669    $   62,996
                                                           ============    ==========




See accompanying notes.


                                          PETRIE STORES LIQUIDATING TRUST

                                 STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                                    (Unaudited)
                                      (In thousands, except per unit amounts)


                                                   Three Months     Three Months      Six Months         Six Months
                                                      Ended             Ended           Ended               Ended
                                                  June 30, 2003     June 30, 2002    June 30, 2003       June 30, 2002
                                                  -------------     -------------    -------------       -------------

Net assets in liquidation at beginning of
period .............................................  $ 36,822          $ 62,819          $ 62,996         $ 62,546
                                                      --------          --------          --------         --------
Investment income ..................................       174               418               420              947
Corporate overhead benefit (expense) ...............     1,673              (261)            1,428             (517)
                                                      --------          --------          --------         --------
Net income for the period ..........................     1,847               157             1,848              430
                                                      --------          --------          --------         --------
Liquidating distributions ..........................                                       (26,175)
                                                      --------          --------          --------         --------
Net assets in liquidation at end of period .........  $ 38,669          $ 62,976          $ 38,669         $ 62,976
                                                      ========          ========          ========         ========

Net income per unit ................................  $   0.04          $   0.00          $   0.04         $   0.01
                                                      ========          ========          ========         ========
Weighted average number of units ...................    52,350            52,350            52,350           52,350
                                                      ========          ========          ========         ========


See accompanying notes.



                        PETRIE STORES LIQUIDATING TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                 June 30, 2003

1.       Interim Reporting
         -----------------

         The accompanying unaudited financial statements of Petrie Stores Liquidating Trust (the "Liquidating Trust") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Liquidating Trust, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, reference is made to the financial statements and footnotes thereto included in the Liquidating Trust's Annual Report on Form 10-K for the year ended December 31, 2002.

2.       Basis of Presentation
         ---------------------

         The Liquidating Trust is the successor to Petrie Stores Corporation, a New York corporation that was dissolved effective February 5, 1997 ("Petrie"). Prior to December 9, 1994, Petrie operated a chain of retail stores that specialized in women's apparel and were located throughout the United States (including Puerto Rico and the U.S. Virgin Islands). At Petrie's Annual Meeting of Shareholders, held on December 6, 1994, Petrie's shareholders approved the sale (the "Sale") to PS Stores Acquisition Corp. ("PS Stores") of all of the stock of Petrie's former subsidiary, Petrie Retail, Inc. ("Petrie Retail"), which then owned all of Petrie's retail operations, for $190 million in cash plus the assumption of certain of Petrie's liabilities. At Petrie's Reconvened Annual Meeting of Shareholders, held on January 24, 1995, Petrie's shareholders approved (i) an exchange of shares of Toys "R" Us, Inc. ("Toys 'R' Us") common stock ("Toys Common Stock") with Toys "R" Us (Note 3) and (ii) the liquidation and dissolution of Petrie pursuant to a plan of liquidation and dissolution (the "Plan of Liquidation").

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

         Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year. A liquidation basis of accounting was implemented as of January 28, 1995. The statements of net assets in liquidation at June 30, 2003 and December 31, 2002 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

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

3.       Investments in Common Stock
         ---------------------------

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

         Between March 24, 1995 and February 11, 2000, the Liquidating Trust sold or distributed all of its shares of Toys Common Stock. Accordingly, since February 11, 2000, the Liquidating Trust has not owned any shares of Toys Common Stock.

4.       Liquidating Distributions
         -------------------------

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

5.       Commitments and Contingencies
         -----------------------------

         As successor to Petrie, the Liquidating Trust has accrued for certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to guarantees of certain retail store leases expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail or its successor fails to perform. The Liquidating Trust accrues such liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling such matters. At both June 30, 2003 and December 31, 2002, the Liquidating Trust, as successor to Petrie, had accrued approximately $25 million for contingent liabilities. As the scope of these liabilities becomes further refined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

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

         On April 12, 2000, the Bankruptcy Court approved a stipulation of settlement between the distribution company (the "Distribution Company") designated by the Petrie Retail Plan and the Liquidating Trust, under which the Liquidating Trust and the Distribution Company settled their disputes regarding the claims that the Liquidating Trust filed against Petrie Retail. Pursuant to the stipulation of settlement, (i) the Liquidating Trust was allowed a single unsecured claim against Petrie Retail in the amount of approximately $14.4 million, subject to increase upon resolution of the Distribution Company's objections to certain landlord claims against Petrie Retail, (ii) the Distribution Company agreed to release to the Liquidating Trust the approximately $5.5 million held in the Collateral Account by June 30, 2000 (provided that the Distribution Company did not pay $10 million or more to the United Auto Workers District 65 Security Plan Pension Fund prior to that date), and (iii) the Distribution Company and the Liquidating Trust exchanged mutual releases. On June 28, 2000, the approximately $5.5 million held in the Collateral Account was released and transferred to the Liquidating Trust in accordance with the settlement. On December 15, 2000, the Bankruptcy Court entered an order allowing the Liquidating Trust an unsecured claim against the Distribution Company in the amount of $15.3 million. On December 21, 2000, the Liquidating Trust received $765,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. On December 18, 2001, the Liquidating Trust received $1,530,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. On or about July 1, 2003, the Liquidating Trust received an additional $1,836,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. This partial payment has been accrued as of June 30, 2003 in the accompanying financial statements. As of August 4, 2003, the Liquidating Trust's remaining claim against the Distribution Company was $11,169,000. There can be no assurance as to the timing of any payment in respect of the remainder of the Liquidating Trust's claim against the Distribution Company or the amount of any further payments that the Distribution Company will make to creditors asserting unsecured claims. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from the reorganized Petrie Retail entity.

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

         After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains the guarantor of 140 of the retail leases. The Liquidating Trust's theoretical exposure relating to these leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, would be approximately $28 million (including potential exposure related to the exercise of lease renewal options described below). Such exposure includes (i) approximately $24 million in potential liability related to 61 of the rejected store leases described above, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at June 30, 2003, and (ii) approximately $4 million in potential liability related to 26 of the store leases which were either assigned to third party retailers or are still held by the successor of Petrie Retail and 53 of the leases which have expired or were terminated by mutual landlord and tenant consent described above. Of the $4 million in potential liability related to the assigned leases and the leases that are still held by the successor of Petrie Retail, approximately $1 million is due in 2003 and approximately $3 million is due thereafter. The exposure related to assigned leases or leases still held by the successor to Petrie Retail includes potential liability related to lease extension options that may be exercised following the assignment of leases to third party retailers.

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

         Employment Agreements. As previously disclosed, on October 23, 1995, Petrie Retail notified three former executives of Petrie that, as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of the retail operations. On April 25, 1996, the Liquidating Trust entered into settlement agreements with two of the former executives and on January 27, 1997 entered into a settlement agreement with the estate of the third executive. Pursuant to such settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under respective agreements with Petrie. The two former executives have since died and, as a result, the Liquidating Trust's obligations under the settlement agreements with such executives have been terminated. The total cost of these settlements to the Liquidating Trust was approximately $3.2 million.

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

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.
         ---------------------------------------------

         The following discussion should be read in conjunction with the Financial Statements and the Notes thereto provided herein.

         As previously disclosed, Petrie sold its retail operations to PS Stores on December 9, 1994, and on January 24, 1995 (the date on which Petrie's shareholders approved the Plan of Liquidation), Petrie commenced its liquidation. As a result, effective January 28, 1995, Petrie changed its basis of accounting from a going-concern basis to a liquidation basis. During the three and six months ended June 30, 2003 and 2002, the Liquidating Trust's activities were limited to continuing Petrie's liquidation in furtherance of the Plan of Liquidation. Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year.

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

Results of Operations

         The Liquidating Trust's net income for the three and six months ended June 30, 2003 was $1,847,000 and $1,848,000, respectively, as compared to net income of $157,000 and $430,000, respectively, for the three and six months ended June 30, 2002.

         For the three and six months ended June 30, 2003, the Liquidating Trust incurred a benefit in corporate overhead of $1,673,000 and $1,428,000, respectively, as compared to corporate overhead expense of $261,000 and $517,000, respectively, for the three and six months ended June 30, 2002. Corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie including, but not limited to, costs and expenses that the Liquidating Trust has incurred as a result of Petrie Retail's failure to perform its obligations in connection with its bankruptcy filing, legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses. The benefit in corporate overhead for the three and six months ended June 30, 2003 reflects $1,836,000 of income relating to a partial payment of the Liquidating Trust's claim against the Distribution Company received on or about July 1, 2003 and accrued as of June 30, 2003. The decrease in the amount of expenses that constituted corporate overhead for the three and six month periods ended June 30, 2003 reflects an overall reduction in the activities of the Liquidating Trust.

         During the three and six months ended June 30, 2003, the Liquidating Trust earned investment income of $174,000 and $420,000, respectively, as compared to $418,000 and $947,000, respectively, earned during the three and six months ended June 30, 2002. The decrease in investment income for the three and six months ended June 30, 2003 was due to lower prevailing interest rates and fewer assets available for investment.

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

         As of August 4, 2003, the Liquidating Trust had approximately $64 million in cash, cash equivalents and investments in U.S. Treasury obligations. The Liquidating Trust believes that it has sufficient liquid funds available to satisfy the foreseeable liabilities of the Liquidating Trust (including, without limitation, costs and expenses related to the administration of the Liquidating Trust, such as legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses).

Contingent Liabilities

         As more fully described in Item 1 of Part I, the Liquidating Trust, as successor to Petrie, has accrued for certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale to the extent that Petrie Retail or its successor fails to perform. At June 30, 2003, the Liquidating Trust, as successor to Petrie, had accrued approximately $25 million for contingent liabilities. As the scope of these liabilities becomes further refined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions. See Notes to Financial Statements.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------

         The Liquidating Trust invests its available cash in short-term United States Treasury Obligations. Although the rate of interest paid on short-term United States Treasury Obligations may fluctuate over time based on changes in the general level of U.S. interest rates, each of such investments is made at a fixed interest rate over the duration of the investment and each has a maturity of less than 365 days. In addition, the Liquidating Trust Agreement prohibits the Liquidating Trust from making certain investments with a maturity of greater than one year and certain other investments that could expose the Liquidating Trust to market risk. The Liquidating Trust believes that its exposure to market risk fluctuations for its investments is not material as of June 30, 2003.


Item 4.  Controls and Procedures.
         -----------------------

         (a) Disclosure Controls and Procedures. The Liquidating Trust's management, with the participation of the Liquidating Trust's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Liquidating Trust's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Liquidating Trust's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Liquidating Trust's disclosure controls and procedures are effective.

         (b) Internal Control Over Financial Reporting. There have not been any changes in the Liquidating Trust's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Liquidating Trust's internal control over financial reporting.


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         See the discussion contained in the Notes to Financial Statements in
         Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)      List of Exhibits

                  Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  None

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PETRIE STORES LIQUIDATING TRUST


Dated:  August 5, 2003              By  /s/ Stephanie R. Joseph
                                        ------------------------------
                                            Stephanie R. Joseph
                                            Manager and Chief Executive Officer


Dated:  August 5, 2003              By  /s/ H. Bartlett Brown
                                        ------------------------------
                                            H. Bartlett Brown
                                            Assistant Manager and Chief
                                            Financial Officer