Form 10-Q
period 2003-09-30
PETRIE STORES LIQUIDATING TRUST
filed 2003-11-14
CIK 77808

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                     -------

                                    FORM 10-Q
                                Quarterly Report
                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                                   -----------



For the quarterly period ended September 30, 2003    Commission file number:  0-3777

                        Petrie Stores Liquidating Trust
            (Exact Name of Registrant as Specified in Its Charter)


New York                                                      22-6679945
-------------------------------                            ------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

201 Route 17, Suite 300
Rutherford, New Jersey                                         07070
----------------------------------------                  -------------------
(Address of Principal Executive Offices)                      (Zip Code)


                                (201) 635-9637
              --------------------------------------------------
              Registrant's Telephone Number, Including Area Code


                                Not Applicable
-------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


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


         Yes:             No:   X
              -----           -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of November 11, 2003, there were 52,350,238 Units of Beneficial Interest outstanding.

================================================================================

                         PETRIE STORES LIQUIDATING TRUST

                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

                                                                                                               Page
                                                                                                               ----

Item 1.  Financial Statements
         Statements of Net Assets in Liquidation - September 30, 2003 (Unaudited)
               and December 31, 2002............................................................................. 2
         Statements of Changes in Net Assets in Liquidation (Unaudited) - For
               the Three and Nine Months Ended September 30, 2003 and 2002....................................... 3
         Notes to Financial Statements........................................................................... 4
Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations..............................................................................8
Item 3.  Quantitative and Qualitative Disclosures About Market Risk .............................................11
Item 4.  Controls and Procedures.................................................................................11

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

                         PETRIE STORES LIQUIDATING TRUST

                     STATEMENTS OF NET ASSETS IN LIQUIDATION

                                 (In thousands)

                                                                   September 30, 2003        December 31,
                                                                      (Unaudited)                2002
                                                                   ------------------     ------------------

Assets
Cash and cash equivalents.....................................   $              239    $                 9
U.S. Treasury obligations.....................................               64,205                 88,907
                                                                   ------------------     ------------------
Total assets..................................................               64,444                 88,916

Liabilities
Accrued expenses and other liabilities........................               25,759                 25,920

Commitments and contingencies
                                                                   ------------------     ------------------
Net assets in liquidation.....................................   $           38,685    $             62,996
                                                                   ==================     ==================




See accompanying notes.


                         PETRIE STORES LIQUIDATING TRUST

               STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                   (Unaudited)
                     (In thousands, except per unit amounts)


                                                  Three Months     Three Months       Nine Months      Nine Months
                                                      Ended            Ended             Ended            Ended
                                                 September 30,     September 30,     September 30,     September 30,
                                                     2003              2002              2003              2002
                                              ----------------- -----------------  ----------------- -----------------

Net assets in liquidation at beginning of
period.....................................  $        38,669    $        62,976    $        62,996  $        62,546
                                              ----------------- -----------------  ----------------- -----------------
Investment income..........................              166                411                586            1,358
Corporate overhead benefit (expense).......             (150)              (323)             1,278             (840)
                                              ----------------- -----------------  ----------------- -----------------

Net income for the period..................               16                 88              1,864              518
                                              ----------------- -----------------  ----------------- -----------------
Liquidating distributions..................                                               (26,175)
                                              ----------------- -----------------  ----------------- -----------------
Net assets in liquidation at end of period.  $        38,685    $        63,064    $        38,685  $        63,064
                                              ================= =================  ================= =================

Net income per unit........................  $          0.00    $          0.00    $          0.04  $          0.01
                                              ================= =================  ================= =================

Weighted average number of units...........           52,350             52,350             52,350           52,350
                                              ================= =================  ================= =================


See accompanying notes.

                         PETRIE STORES LIQUIDATING TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 2003

1.       Interim Reporting
         -----------------

         The accompanying unaudited financial statements of Petrie Stores Liquidating Trust (the "Liquidating Trust") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Liquidating Trust, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, reference is made to the financial statements and footnotes thereto included in the Liquidating Trust's Annual Report on Form 10-K for the year ended December 31, 2002.

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

         Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year. A liquidation basis of accounting was implemented as of January 28, 1995. The statements of net assets in liquidation at September 30, 2003 and December 31, 2002 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

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

5.       Commitments and Contingencies
         -----------------------------

         As successor to Petrie, the Liquidating Trust has accrued for certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to guarantees of certain retail store leases expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail or its successor fails to perform. The Liquidating Trust accrues such liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling such matters. At both September 30, 2003 and December 31, 2002, the Liquidating Trust, as successor to Petrie, had accrued approximately $25 million for contingent liabilities. As the scope of these liabilities becomes further refined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

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

         On April 12, 2000, the Bankruptcy Court approved a stipulation of settlement between the distribution company (the "Distribution Company") designated by the Petrie Retail Plan and the Liquidating Trust, under which the Liquidating Trust and the Distribution Company settled their disputes regarding the claims that the Liquidating Trust filed against Petrie Retail. Pursuant to the stipulation of settlement, (i) the Liquidating Trust was allowed a single unsecured claim against Petrie Retail in the amount of approximately $14.4 million, subject to increase upon resolution of the Distribution Company's objections to certain landlord claims against Petrie Retail, (ii) the Distribution Company agreed to release to the Liquidating Trust the approximately $5.5 million held in the Collateral Account by June 30, 2000 (provided that the Distribution Company did not pay $10 million or more to the United Auto Workers District 65 Security Plan Pension Fund prior to that date), and (iii) the Distribution Company and the Liquidating Trust exchanged mutual releases. On June 28, 2000, the approximately $5.5 million held in the Collateral Account was released and transferred to the Liquidating Trust in accordance with the settlement. On December 15, 2000, the Bankruptcy Court entered an order allowing the Liquidating Trust an unsecured claim against the Distribution Company in the amount of $15.3 million. On December 21, 2000, the Liquidating Trust received $765,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. On December 18, 2001, the Liquidating Trust received $1,530,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. On or about July 1, 2003, the Liquidating Trust received an additional $1,836,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. This partial payment was accrued as of June 30, 2003. As of November 11, 2003, the Liquidating Trust's remaining claim against the Distribution Company was $11,169,000. There can be no assurance as to the timing of any payment in respect of the remainder of the Liquidating Trust's claim against the Distribution Company or the amount of any further payments that the Distribution Company will make to creditors asserting unsecured claims. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from the reorganized Petrie Retail entity.

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

         After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains the guarantor of 140 of the retail leases. The Liquidating Trust's theoretical exposure relating to these leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, would be approximately $28 million (including potential exposure related to the exercise of lease renewal options described below). Such exposure includes (i) approximately $24 million in potential liability related to 61 of the rejected store leases described above, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at September 30, 2003, and (ii) approximately $4 million in potential liability related to 26 of the store leases which were either assigned to third party retailers or are still held by the successor of Petrie Retail and 53 of the leases which have expired or were terminated by mutual landlord and tenant consent described above. Of the $4 million in potential liability related to the assigned leases and the leases that are still held by the successor of Petrie Retail, approximately $1 million is due in 2003 and approximately $3 million is due thereafter. The exposure related to assigned leases or leases still held by the successor to Petrie Retail includes potential liability related to lease extension options that may be exercised following the assignment of leases to third party retailers.

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

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.
                  ----------------------------------------------

         The following discussion should be read in conjunction with the Financial Statements and the Notes thereto provided herein.

         As previously disclosed, Petrie sold its retail operations to PS Stores on December 9, 1994, and on January 24, 1995 (the date on which Petrie's shareholders approved the Plan of Liquidation), Petrie commenced its liquidation. As a result, effective January 28, 1995, Petrie changed its basis of accounting from a going-concern basis to a liquidation basis. During the three and nine months ended September 30, 2003 and 2002, the Liquidating Trust's activities were limited to continuing Petrie's liquidation in furtherance of the Plan of Liquidation. Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year.

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

Results of Operations

         The Liquidating Trust's net income for the three and nine months ended September 30, 2003 was $16,000 and $1,864,000, respectively, as compared to net income of $88,000 and $518,000, respectively, for the three and nine months ended September 30, 2002.

         For the three months ended September 30, 2003, the Liquidating Trust incurred corporate overhead expense of $150,000, while for the nine months ended September 30, 2003, the Liquidating Trust incurred a benefit in corporate overhead of $1,278,000. For the three and nine months ended September 30, 2002, the Liquidating Trust incurred corporate overhead expense of $323,000 and $840,000, respectively. Corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie including, but not limited to, costs and expenses that the Liquidating Trust has incurred as a result of Petrie Retail's failure to perform its obligations in connection with its bankruptcy filing, legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses. The net benefit in corporate overhead for the nine months ended September 30, 2003, reflects $558,000 of expenses and the receipt on or about July 1, 2003, and accrued as of June 30, 2003, of $1,836,000 as a partial payment of the Liquidating Trust's claim against the Distribution Company. The decrease in the amount of expenses that constituted corporate overhead (excluding the partial payment of the Liquidating Trust's claim against the Distribution Company) for the three and nine month periods ended September 30, 2003 as compared with the comparable periods in 2002 reflects an overall reduction in the activities of the Liquidating Trust.

         During the three and nine months ended September 30, 2003, the Liquidating Trust earned investment income of $166,000 and $586,000, respectively, as compared to $411,000 and $1,358,000, respectively, earned during the three and nine months ended September 30, 2002. The decrease in investment income for the three and nine months ended September 30, 2003 was due to lower prevailing interest rates and fewer assets available for investment.

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

         As of November 11, 2003, the Liquidating Trust had approximately $64 million in cash, cash equivalents and investments in U.S. Treasury obligations. The Liquidating Trust believes that it has sufficient liquid funds available to satisfy the foreseeable liabilities of the Liquidating Trust (including, without limitation, costs and expenses related to the administration of the Liquidating Trust, such as legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses).

Contingent Liabilities

         As more fully described in Item 1 of Part I, the Liquidating Trust, as successor to Petrie, has accrued for certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale to the extent that Petrie Retail or its successor fails to perform. At September 30, 2003, the Liquidating Trust, as successor to Petrie, had accrued approximately $25 million for contingent liabilities. As the scope of these liabilities becomes further refined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions. See Notes to Financial Statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         -----------------------------------------------------------

         The Liquidating Trust invests its available cash in short-term United States Treasury Obligations. Although the rate of interest paid on short-term United States Treasury Obligations may fluctuate over time based on changes in the general level of U.S. interest rates, each of such investments is made at a fixed interest rate over the duration of the investment and each has a maturity of less than 365 days. In addition, the Liquidating Trust Agreement prohibits the Liquidating Trust from making certain investments with a maturity of greater than one year and certain other investments that could expose the Liquidating Trust to market risk. The Liquidating Trust believes that its exposure to market risk fluctuations for its investments is not material as of September 30, 2003.

Item 4.  Controls and Procedures.
         ------------------------

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         ------------------

         See the discussion contained in the Notes to Financial Statements in
Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

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

                                    PETRIE STORES LIQUIDATING TRUST


Dated:  November 14, 2003           By  /s/ Stephanie R. Joseph
                                       ---------------------------------------
                                       Stephanie R. Joseph
                                       Manager and Chief Executive Officer


Dated:  November 14, 2003            By  /s/ H. Bartlett Brown
                                        --------------------------------------
                                        H. Bartlett Brown
                                        Assistant Manager and
                                          Chief Financial Officer

Exhibit 31.1
------------

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

         I, Stephanie R. Joseph, Manager and Chief Executive Officer of Petrie Stores Liquidating Trust, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Petrie Stores Liquidating Trust;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: November 14, 2003                    /s/ Stephanie R. Joseph
                                           ------------------------------------
                                           Stephanie R. Joseph
                                           Manager and Chief Executive Officer

Exhibit 31.2
------------

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


         I, H. Bartlett Brown, Assistant Manager and Chief Financial Officer of Petrie Stores Liquidating Trust, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Petrie Stores Liquidating Trust;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: November 14, 2003               /s/ H. Bartlett Brown
                                      ----------------------------------------
                                      H. Bartlett Brown
                                      Assistant Manager
                                      and Chief Financial Officer

Exhibit 32.1
------------

                    Certification of CEO and CFO Pursuant to
                             18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Petrie Stores Liquidating Trust (the "Trust") on Form 10-Q for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Stephanie R. Joseph, as Chief Executive Officer of the Trust, and H. Bartlett Brown, as Chief Financial Officer of the Trust, each hereby certifies, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, to the best of her or his knowledge, that:

         (1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.



/s/ Stephanie R. Joseph
------------------------
Stephanie R. Joseph
Chief Executive Officer
November 14, 2003

/s/ H. Bartlett Brown
------------------------
H. Bartlett Brown
Chief Financial Officer
November 14, 2003


This certification accompanies this Report pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Trust for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. A signed original of this written statement required by Section 906 has been provided to the Trust and will be retained by the Trust and furnished to the Securities and Exchange Commission or its staff upon request.