Form 10-K
period 2003-12-31
PETRIE STORES LIQUIDATING TRUST
filed 2004-03-30
CIK 77808

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT

                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [ ]     No [X]

     As of March 25, 2004, the most recent practicable date prior to the printing of this report, there were 52,350,238 units of beneficial interest of the Petrie Stores Liquidating Trust (the "Liquidating Trust") outstanding. On June 30, 2003, the last business day of the Liquidating Trust's most recently completed second quarter, the aggregate market value of the units of beneficial interest held by non-affiliates was approximately $15.3 million, based upon the closing price of $0.63 per unit of beneficial interest (as quoted on the OTC Bulletin Board). For purposes of this calculation, the Liquidating Trust has assumed that HBK Investments L.P., HBK Finance L.P. and T. Rowe Price Associates, Inc. are not affiliates of the Liquidating Trust.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     None.

                                     INDEX

                                  PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................    3
Item 3.   Legal Proceedings...........................................    3
Item 4.   Submission of Matters to a Vote of Security Holders.........    3

                                  PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Security Holder Matters.....................................    4
Item 6.   Selected Financial Data.....................................    5
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    5
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   11
Item 8.   Financial Statements and Supplementary Data.................   11
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   11
Item 9A.  Controls and Procedures.....................................   11

                                 PART III
Item 10.  Directors and Executive Officers of the Registrant..........   12
Item 11.  Executive Compensation......................................   14
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Security Holder Matters..............   15
Item 13.  Certain Relationships and Related Transactions..............   16
Item 14.  Principal Accountant Fees and Services......................   16

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   17

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

     Since January 24, 1995, the date on which Petrie's shareholders approved the Plan of Liquidation, Petrie and its successor, the Liquidating Trust, have
(i) made six liquidating distributions to shareholders (or, in the case of the Liquidating Trust, to unit holders) of an aggregate of 33,098,720 shares of Toys Common Stock and approximately $125.6 million in cash (including, most recently, the distribution of approximately $21 million on January 30, 2004); (ii) sold an aggregate of 6,977,700 shares of Toys Common Stock; and (iii) delivered 2,000,000 shares of Toys Common Stock to Canadian Imperial Bank of Commerce ("CIBC") in exchange for a cash payment of approximately $61.4 million. As a result of the foregoing transactions, the Liquidating Trust no longer holds any shares of Toys Common Stock.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS.

UNITS OF BENEFICIAL INTEREST

     Since January 23, 1996, the Liquidating Trust's units of beneficial interest have been quoted on the OTC Bulletin Board under the symbol "PSTLS." The high and low closing prices per unit of beneficial interest are shown below:

                                                              HIGH     LOW
                                                              -----   -----
Year Ending December 31, 2002:
  First quarter (ended March 31, 2002)......................  $0.89   $0.85
  Second quarter (ended June 30, 2002)......................  $0.90   $0.87
  Third quarter (ended September 30, 2002)..................  $0.94   $0.87
  Fourth quarter (ended December 31, 2002)..................  $1.03   $0.92
Year Ending December 31, 2003:
  First quarter (ended March 31, 2003)......................  $1.14   $0.60
  Second quarter (ended June 30, 2003)......................  $0.65   $0.61
  Third quarter (ended September 30, 2003)..................  $0.65   $0.62
  Fourth quarter (ended December 31, 2003)..................  $0.66   $0.64
Year Ending December 31, 2004:
  First quarter (through March 25, 2004)....................  $0.86   $0.42

     As of March 25, 2004, the most recent practicable date prior to the printing of this report, there were approximately 2,300 holders of record of units of beneficial interest of the Liquidating Trust. On January 30, 2004, the Liquidating Trust distributed to its unit holders a total of $20,940,095 in cash, or $0.40 for each unit of beneficial interest held of record at the close of business on January 20, 2004. On January 31, 2003, the Liquidating Trust distributed to its unit holders a total of $26,175,119 in cash, or $0.50 for each unit of beneficial interest held of record at the close of business on January 21, 2003. The Liquidating Trustees will consider additional distributions of cash to unit holders when the status of the Liquidating Trust's remaining contingent liabilities is further clarified.

EQUITY COMPENSATION PLAN INFORMATION

     The Liquidating Trust does not have any compensation plans under which equity securities are authorized for issuance.

ITEM 6.  SELECTED FINANCIAL DATA.

     Set forth below are selected consolidated financial data of the Liquidating Trust as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999. A liquidation basis of accounting was implemented for all years presented.

                                                  YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------
                                      2003(2)    2002     2001(3)   2000(4)   1999(5)
                                      -------   -------   -------   -------   --------
                                          (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
Corporate overhead benefit
  (expense)(1)......................  $ 2,002   $(1,270)  $    94   $ 6,262   $ (2,259)
Investment income...................      736     1,720     4,171     7,033      6,703
Net realized and unrealized (loss)
  on investments....................       --        --        --    (4,327)    (2,215)
                                      -------   -------   -------   -------   --------
Net income..........................  $ 2,738   $   450   $ 4,265   $ 8,968   $  2,229
                                      =======   =======   =======   =======   ========
Income per unit:....................  $  0.05   $  0.01   $  0.08   $  0.17   $   0.04
                                      =======   =======   =======   =======   ========
Weighted average number of units....   52,350    52,350    52,350    52,350     52,350
                                      =======   =======   =======   =======   ========
Total assets........................  $65,154   $88,916   $88,996   $86,344   $223,966
                                      =======   =======   =======   =======   ========

---------------

(1) Corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie, including, but not limited to, legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses.

(2) The benefit in corporate overhead for the year ended December 31, 2003, reflects the receipt of approximately $1.8 million on or about July 1, 2003, as partial payment of the Liquidating Trust's claim against the Petrie Retail bankruptcy estate, and the receipt of approximately $949,000 on or about December 30, 2003, of a refund in respect of previous tax years to which the Liquidating Trust is entitled pursuant to a settlement agreement between the Liquidating Trust and the Petrie Retail bankruptcy estate.

(3) The benefit in corporate overhead for the year ended December 31, 2001 reflects the receipt by the Liquidating Trust of approximately $1.5 million as partial payment of the Liquidating Trust's claim against the Petrie Retail bankruptcy estate.

(4) The benefit in corporate overhead for the year ended December 31, 2000 reflects a reduction of $3.8 million in the Liquidating Trust's total accrual for lease liabilities following the settlement and release of claims asserted by certain landlords. By order of the Bankruptcy Court in Petrie Retail's bankruptcy dated April 12, 2000, the Liquidating Trust was released from its contractual liability with respect to the United Auto Workers District 65 Security Plan Pension Fund. Accordingly, the Liquidating Trust reversed a $3 million accrual related to this contingent liability. Additionally, during the year ended December 31, 2000, the Liquidating Trust received $765,000 as partial payment of the Liquidating Trust's claim against the Petrie Retail bankruptcy estate.

(5) During the year ended December 31, 1999, corporate overhead included $2.0 million relating to an accrual in respect of the settlement of the Aventura Malls Venture action against the Liquidating Trust, which amount was reduced by approximately $800,000 following the settlement and release of claims asserted by certain other landlords. During the year ended December 31, 1999, corporate overhead also included professional fees and approximately $898,000 in income related to refunds received for retrospective insurance premiums, taxes paid on behalf of Petrie Retail and bankruptcy settlement payments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the financial statements and the notes thereto of the Liquidating Trust appearing elsewhere in this report.

     As previously disclosed, Petrie sold its retail operations to PS Stores on December 9, 1994, and on January 24, 1995 (the date on which Petrie's shareholders approved the Plan of Liquidation), Petrie commenced its liquidation. As a result, effective January 28, 1995, Petrie changed its basis of accounting from a going-concern basis to a liquidation basis. During all periods since such date, the Liquidating Trust's activities have been limited to continuing Petrie's liquidation in furtherance of the Plan of Liquidation. For financial statement purposes, the Liquidating Trust is deemed to be the successor to Petrie.

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

RESULTS OF OPERATIONS

  Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

     The Liquidating Trust's net income for the year ended December 31, 2003 was $2,738,000, as compared to net income of $450,000 for the year ended December 31, 2002.

     For the year ended December 31, 2003, the Liquidating Trust realized a benefit in corporate overhead of $2,002,000, as compared to an expense of $1,270,000 for the year ended December 31, 2002. The Liquidating Trust's corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie, including, but not limited to, costs and expenses that the Liquidating Trust incurred as a result of Petrie Retail's failure to perform its obligations in connection with its bankruptcy filing, legal fees, real estate advisory fees, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses. The amount of expenses that constituted corporate overhead was lower during the year ended December 31, 2003 than during the year ended December 31, 2002 due to lower ongoing expenses and fewer payments made in settlements of claims made against the Liquidating Trust. The benefit in corporate overhead for the year ended December 31, 2003 reflects the receipt of $1,836,000, on or about July 1, 2003, as partial payment of the Liquidating Trust's claim against the Petrie Retail bankruptcy estate, and the receipt of approximately $949,000 on or about December 30, 2003, of a refund in respect of previous tax years to which the Liquidating Trust is entitled pursuant to a settlement agreement between the Liquidating Trust and the Petrie Retail bankruptcy estate.

     During the year ended December 31, 2003, the Liquidating Trust earned $736,000 in investment income, as compared to $1,720,000 earned during the year ended December 31, 2002. The decrease in investment income earned during the year ended December 31, 2003 is due to lower prevailing interest rates and fewer assets available for investment.

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

LIQUIDITY AND CAPITAL RESOURCES

  GENERAL

     Pursuant to an agreement dated as of December 24, 2003, the Liquidating Trust and Toys "R" Us agreed to terminate the Liquidating Trust's obligations under a letter agreement dated as of January 24, 1995 to provide notice to Toys "R" Us (and an opportunity for Toys "R" Us to object) prior to making any liquidating distributions. Accordingly, the Liquidating Trust is no longer obligated to provide notice to Toys "R" Us prior to making distributions.

     As of December 31, 2003, the Liquidating Trust had approximately $65 million in cash, cash equivalents and investments in U.S. Treasury obligations. On January 30, 2004, the Liquidating Trust distributed to its unit holders a total of $20,940,095 in cash. As of March 25, 2004, the Liquidating Trust had approximately $44 million in cash, cash equivalents and investments in U.S. Treasury obligations. The Liquidating Trust believes that it has sufficient liquid funds available to satisfy the foreseeable liabilities of the Liquidating Trust (including, without limitation, costs and expenses related to the administration of the Liquidating Trust such as legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses).

  CONTINGENT LIABILITIES

     As successor to Petrie, the Liquidating Trust has accrued for certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail or its successor fails to perform. The Liquidating Trust accrues such liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters. At both December 31, 2003 and December 31, 2002, the Liquidating Trust had accrued approximately $25 million for the aforementioned contingent liabilities. As the scope of these liabilities becomes further refined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

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

     On April 12, 2000, the Bankruptcy Court approved a stipulation of settlement between the distribution company (the "Distribution Company") designated by the Petrie Retail Plan and the Liquidating Trust, under which the Liquidating Trust and the Distribution Company settled their disputes regarding the claims that the Liquidating Trust filed against Petrie Retail. Pursuant to the stipulation of settlement, (i) the Liquidating Trust was allowed a single unsecured claim against Petrie Retail in the amount of approximately $14.4 million, subject to increase upon resolution of the Distribution Company's objections to certain landlord claims against Petrie Retail, (ii) the Distribution Company agreed to release to the Liquidating Trust approximately $5.5 million held in a collateral account by June 30, 2000 (provided that the Distribution Company did not pay $10 million or more to the Multiemployer Plan prior to that date), and (iii) the Distribution Company and the Liquidating Trust exchanged mutual releases. On June 28, 2000, the approximately $5.5 million held in the collateral account was released and transferred to the Liquidating Trust in accordance with the settlement. On December 15, 2000, the Bankruptcy Court entered an order allowing the Liquidating Trust an unsecured claim against the Distribution Company in the amount of $15.3 million. On December 21, 2000, the Liquidating Trust received $765,000 as partial payment of its claim against the Distribution Company. On December 18, 2001, the Liquidating Trust received $1,530,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. On or about July 1, 2003, the Liquidating Trust received an additional $1,836,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. As of March 25, 2004, the Liquidating Trust's remaining claim against the Distribution Company was $11,169,000. There can be no assurance as to the timing of the payment, if any, of the remainder of the Liquidating Trust's claim against the Distribution Company or the amount of any further payments that the Distribution Company will make to creditors asserting unsecured claims. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from the reorganized Petrie Retail entity.

     On or about December 30, 2003, the Liquidating Trust received a refund in respect of previous tax years of approximately $949,000 to which the Liquidating Trust is entitled pursuant to a settlement agreement between the Liquidating Trust and the Petrie Retail bankruptcy estate.

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

     After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains the guarantor of 140 of the retail leases. The Liquidating Trust's theoretical exposure relating to these leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, would be approximately $27 million (including potential exposure related to the exercise of lease renewal options described below). Such exposure includes (i) approximately $24 million in potential liability related to 61 of the rejected store leases described above, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 2003, and (ii) approximately $3 million in potential liability related to 26 of the store leases which were either assigned to third party retailers or are still held by the successor of Petrie Retail and 53 of the leases which have expired or were terminated by mutual landlord and tenant consent described above. The exposure related to assigned leases or leases still held by the successor to Petrie Retail includes potential liability related to lease extension options that may be exercised following the assignment of leases to third party retailers.

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

     Insurance Premium Adjustment. In April 2002, the Liquidating Trust received a bill from Zurich N.A. ("Zurich"), an insurer of Petrie, for $551,338 in respect of retrospective premium adjustments purportedly owed by Petrie pursuant to general liability, automobile and workers' compensation insurance agreements between Zurich and Petrie. The amount claimed by Zurich relates to policy terms 1988/1989 through and including 1994/1995, and was based on the value of claims made as of December 31, 2001. Such amount was paid by the Liquidating Trust on September 26, 2002.

     The Liquidating Trust has received a bill dated February 10, 2004 from Zurich for $84,343 in respect of retrospective premium adjustments purportedly owed by Petrie pursuant to general liability, automobile and workers' compensation insurance agreements between Zurich and Petrie. The amount claimed by Zurich relates to policy terms 1988/1989 through and including 1994/1995, and was based on the value of claims made as of December 31, 2003. This amount is included in accrued expenses and other liabilities at December 31, 2003.

     The Liquidating Trust believes, based on the most recently available information, that appropriate accruals have been established in the accompanying financial statements to provide for any losses that may be incurred with respect to the aforementioned contingencies.

OFF-BALANCE SHEET ARRANGEMENTS

     The Liquidating Trust did not have any off-balance sheet arrangements during the year ended December 31, 2003.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

     Information relating to the Liquidating Trust's significant contractual obligations is summarized below.

                                                       PAYMENT DUE BY PERIOD
                                      -------------------------------------------------------
                                              LESS THAN 1                           MORE THAN
CONTRACTUAL OBLIGATIONS               TOTAL      YEAR       1-3 YEARS   3-5 YEARS    5 YEARS
-----------------------               -----   -----------   ---------   ---------   ---------
Long-Term Debt Obligations..........    --         --           --          --          --
Capital Lease Obligations...........    --         --           --          --          --
Operating Lease Obligations(1)......    --         --           --          --          --
Purchase Obligations................    --         --           --          --          --
Other Long-Term Liabilities
  Reflected on the Registrant's
  Balance Sheet under GAAP(2).......    --         --           --          --          --
Total...............................    --         --           --          --          --

---------------

(1) The Liquidating Trust leases its principal executive office on a month-to-month basis. Payments are equal to approximately $1,100 per month.

(2) As discussed under "Contingent Liabilities -- Store Leases," the Liquidating Trust has a theoretical exposure relating to retail leases for which Petrie Retail or an affiliate thereof assumed liability, to the extent that Petrie Retail or its successor fails to perform. Without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, such exposure amounts to approximately $27 million (including potential exposure related to the exercise of lease renewal options). The Liquidating Trust has accrued for $24 million of this liability. Because of the uncertainty of when the Liquidating Trust may be called upon to satisfy these obligations, it is not presently determinable when payments in respect of these obligations would be made.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Liquidating Trust invests its available cash in short-term United States Treasury Obligations. Although the rate of interest paid on short-term United States Treasury Obligations may fluctuate over time based on changes in the general level of U.S. interest rates, each of such investments is made at a fixed interest rate over the duration of the investment and each has a maturity of less than 365 days. In addition, the Liquidating Trust Agreement prohibits the Liquidating Trust from making certain investments with a maturity of greater than one year and certain other investments that could expose the Liquidating Trust to market risk. The Liquidating Trust believes that its exposure to market risk fluctuations for its investments is not material as of December 31, 2003.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See pages F-1 through F-10 annexed hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A.  CONTROLS AND PROCEDURES.

     (a) Evaluation of Disclosure Controls and Procedures. The Liquidating Trust's Manager and Chief Executive Officer and Assistant Manager and Chief Financial Officer have evaluated the effectiveness of the Liquidating Trust's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Liquidating Trust's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Liquidating Trust required to be included in the Liquidating Trust's periodic filings under the Exchange Act.

     (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Liquidating Trust's internal controls or in other factors that could significantly affect such controls.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  LIQUIDATING TRUSTEES AND EXECUTIVE OFFICERS

     The following table shows, as of March 25, 2004, the Liquidating Trustees and the Liquidating Trust's executive officers, their respective ages, the year each person became a Liquidating Trustee or officer of the Liquidating Trust and all positions currently held with the Liquidating Trust by each such person:

                                                   TRUSTEE OR
NAME                                        AGE   OFFICER SINCE   POSITION WITH THE LIQUIDATING TRUST
----                                        ---   -------------   -----------------------------------
Stephanie R. Joseph.......................  57        1995        Manager and Chief Executive
                                                                  Officer; Liquidating Trustee
H. Bartlett Brown.........................  68        1995        Assistant Manager and Chief
                                                                  Financial Officer
Joseph H. Flom............................  80        1995        Liquidating Trustee
Bernard Petrie............................  78        1995        Liquidating Trustee
Raymond S. Troubh.........................  77        1995        Chairman of the Board of the
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

     Joseph H. Flom became a Liquidating Trustee in December 1995. He has been a partner in Skadden, Arps, Slate, Meagher & Flom LLP, a law firm, and counsel to Petrie, the Liquidating Trust , the Estate of Milton Petrie, and The Carroll and Milton Petrie Foundation for more than the past five years. Mr. Flom is Chairman of the Board of Trustees of the Woodrow Wilson International Center for Scholars; a director of United Way of New York City; a director of the American-Israel Friendship League; and a trustee of the New York University Medical Center.

     Bernard Petrie became both a director of Petrie and a Liquidating Trustee in December 1995. He is an attorney and has been self-employed for more than the past five years.

     Raymond S. Troubh became a Liquidating Trustee and Chairman of the Board of Liquidating Trustees in December 1995. Mr. Troubh served as Treasurer of Petrie from December 9, 1994 to February 7, 1995. He is a financial consultant, a former governor of the American Stock Exchange and a former general partner of Lazard Freres & Co., an investment banking firm. Mr. Troubh is a director of Diamond Offshore Drilling, Inc., an offshore drilling company; Enron Corp., an energy trading company (of which he serves as non-executive Chairman of the Board); General American Investors Company, an investment and advisory company; Gentiva Health Services, Inc., a healthcare company; Triarc Companies, Inc., a diversified holding company; and WHX Corporation, a holding company.

FINANCIAL EXPERT

     The Liquidating Trustees have determined that Mr. Raymond S. Troubh is a "financial expert," as such term is defined in Item 401 of Securities and Exchange Commission Regulation S-K. Mr. Troubh is independent, as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

MEETINGS AND STANDING COMMITTEES

     The Liquidating Trustees met twice during the year ended December 31, 2003. During such period, the Liquidating Trustees had no standing committees.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Liquidating Trust's trustees and executive officers, and persons who own more than ten percent of the Liquidating Trust's units of beneficial interest, to file with the Securities and Exchange Commission certain reports of ownership and changes in ownership of the units of beneficial interest, and to furnish the Liquidating Trust with copies of all Section 16(a) forms they file. To the Liquidating Trust's knowledge, based solely on a review of the copies of such reports furnished to the Liquidating Trust, for the year ended December 31, 2003, all Section 16(a) filing requirements applicable to its executive officers, trustees and holders of more than ten percent of the Liquidating Trust's units of beneficial interest were complied with, except that (i) The Carroll and Milton Petrie Foundation's Initial Statement of Beneficial Ownership of Securities on Form 3, reporting the acquisition of 53.7% of the Liquidating Trust's outstanding units of beneficial interest on November 12, 2003, was inadvertently filed late, on November 24, 2003, and (ii) The Estate of Milton Petrie's Statement of Changes in Beneficial Ownership on Form 4, reporting the disposition of 53.7% of the Liquidating Trust's outstanding units of beneficial interest on November 12, 2003, was inadvertently filed late, on November 24, 2003.

CODE OF ETHICS

     The Liquidating Trust has adopted a code of ethics that applies to its Manager and Chief Executive Officer and its Assistant Manager and Chief Financial Officer. A copy of such code of ethics, which has been filed with the Securities and Exchange Commission as Exhibit 14.1 to this Annual Report on Form 10-K, may be obtained by any person without charge, upon written request to the Liquidating Trust at its principal executive office.

REDUCTION IN NUMBER OF LIQUIDATING TRUSTEES

     In accordance with the terms of the Liquidating Trust Agreement, following the death of Lawrence A. Tisch, who served as a Liquidating Trustee from 1995 until 2003, the Liquidating Trustees determined to reduce the number of Liquidating Trustees from five to four.

ITEM 11.  EXECUTIVE COMPENSATION.

GENERAL

     The following table sets forth the total annual compensation paid by the Liquidating Trust to its Manager and Chief Executive Officer, who is the only executive officer of the Liquidating Trust whose compensation exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION
                                          ---------------------------
                                            YEAR                           ALL OTHER
NAME AND PRINCIPAL POSITION                ENDED      SALARY    BONUS   COMPENSATION(1)
---------------------------               --------   --------   -----   ----------------
Stephanie R. Joseph.....................  12/31/03   $130,000     --        $45,000
  Manager, Chief Executive Officer        12/31/02    130,000     --         45,000
  and Liquidating Trustee                 12/31/01    130,000     --         45,000

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the year ended December 31, 2003, the Liquidating Trustees did not have a compensation committee, and each of the Liquidating Trustees other than Stephanie R. Joseph participated in deliberations of the Liquidating Trustees concerning executive officer compensation. During the year ended December 31, 2003, no executive officer of the Liquidating Trust served as a director of or member of the compensation committee (or other board committee performing equivalent functions, or in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a Liquidating Trustee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

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

                                                         TOTAL NUMBER OF
                                                            UNITS OF
                                                       BENEFICIAL INTEREST        PERCENT OF
                                                          BENEFICIALLY           OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER                          OWNED          BENEFICIAL INTERESTS
------------------------------------                   -------------------   --------------------
The Carroll and Milton Petrie Foundation(1)
  Four Times Square
  New York, New York 10036-6522......................      28,111,274                53.7%
HBK Investments L.P. and HBK Finance L.P.(2)
  777 Main Street, Suite 2750
  Fort Worth, Texas 76102............................       9,518,600                18.2%
T. Rowe Price Associates, Inc.(3)
  100 E. Pratt Street
  Baltimore, Maryland 21202..........................       4,715,200                 9.0%
H. Bartlett Brown....................................              --                  --
Joseph H. Flom(4)....................................              --                  --
Stephanie R. Joseph..................................              --                  --
Bernard Petrie(4)....................................          34,800                   *
Raymond S. Troubh....................................              --                  --
All managers and Liquidating Trustees as a group (5
  individuals, including those named above)..........          34,800                   *

---------------

 *  Less than one percent of the outstanding units of beneficial interest.

(1) Based on information contained in the Statement on Schedule 13D filed by The Carroll and Milton Petrie Foundation with the Securities and Exchange Commission on November 24, 2003.

(2) Based on information contained in Amendment No. 4 to the Statement on
    Schedule 13G filed by HBK Investments L.P. and HBK Finance L.P. with the Securities and Exchange Commission on February 7, 2003.

(3) Based on information contained in Amendment No. 8 to the Statement on
    Schedule 13G filed by T. Rowe Price Associates, Inc. ("Price Associates") with the Securities and Exchange Commission on February 13, 2004. These securities are owned by various individual and institutional investors which Price Associates serves as investment adviser with power to direct investments and sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, as amended, Price Associates is deemed to be a beneficial owner of such securities. Price Associates has, however, expressly disclaimed that it is, in fact, the beneficial owner of such securities.

(4) Based on information contained in the Statement on Schedule 13D filed by The Carroll and Milton Petrie Foundation (the "Foundation") with the Securities and Exchange Commission on November 24, 2003, the Foundation is the beneficial owner of 28,111,274 units of beneficial interest. Mr. Joseph Flom, Mr. Jerome A. Manning, Mr. Bernard Petrie and Mrs. Carroll Petrie serve as the Trustees of the Foundation. The Trustees of the Foundation share equally the power to dispose of, and to vote, the units of beneficial interest held by the Foundation. Messrs. Flom and Petrie disclaim beneficial ownership of the units of beneficial interest held by the Foundation.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Skadden, Arps, Slate, Meagher & Flom LLP serves as legal counsel to the Liquidating Trust and to both the Estate of Milton Petrie and The Carroll and Milton Petrie Foundation. Until November 12, 2003, the Estate of Milton Petrie owned approximately 53.7% of the Liquidating Trust's outstanding units of beneficial interest. On November 12, 2003, these units of beneficial interest were transferred to The Carroll and Milton Petrie Foundation. Skadden, Arps, Slate, Meagher & Flom LLP has provided services to each of the Liquidating Trust, the Estate of Milton Petrie and The Carroll and Milton Petrie Foundation during the year ended December 31, 2003. Joseph H. Flom, a Liquidating Trustee, an executor of the Estate of Milton Petrie and a Trustee of The Carroll and Milton Petrie Foundation, is a partner in Skadden, Arps, Slate, Meagher & Flom LLP.

     During 2003, The Liquidating Trust maintained directors' and officers' liability insurance provided by Continental Casualty Company, an affiliate of CNA Financial Corp. Laurence A. Tisch, a former Liquidating Trustee and a former executor of the Estate of Milton Petrie, was Chairman of the Board of CNA Financial Corp until the time of his death in 2003.

     Messrs. Flom and Petrie are Trustees of The Carroll and Milton Petrie Foundation and are entitled to compensation, but they have elected not to receive such compensation. Messrs. Flom and Petrie are executors, and Mr. Tisch was until the time of his death an executor, of the Estate of Milton Petrie and are entitled to executor's commissions. Mr. Petrie is also a beneficiary of the Estate of Milton Petrie.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Ernst & Young LLP ("E&Y") has served as the Liquidating Trust's independent auditors since 1995. Fees for services provided by E&Y for the past two completed fiscal years ended December 31 were as follows:

                                                                2003       2002
                                                              --------   --------
Audit Fees..................................................  $ 50,100   $ 43,325
Audit-Related Fees..........................................        --         --
Tax Fees....................................................  $ 72,200   $ 67,120
All Other Fees..............................................        --         --
Total.......................................................  $122,300   $110,445

     Audit fees include fees for the audit of the Liquidating Trust's annual financial statements and the reviews of the financial statements included in the Liquidating Trust's quarterly reports on Form 10-Q.

     Tax fees include fees incurred to compile and distribute tax reporting information to holders of the Liquidating Trust's units of beneficial interest.

PRE-APPROVAL POLICIES AND PROCEDURES

     On an annual basis the Liquidating Trustees review and approve all services expected to be performed by E&Y in the ensuing one-year period.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1),(2) LIST OF FINANCIAL STATEMENTS.

     See Index to Financial Statements at page F-1.

     (a)(3) LIST OF EXHIBITS.

 2.1 Plan of Liquidation and Dissolution of Petrie (incorporated herein by reference to Exhibit 2.2 to the Liquidating
        Trust's Registration Statement on Form 8-B, filed with the
        Securities and Exchange Commission on December 19, 1995).
 3.1    Agreement and Declaration of Trust, dated as of December 6,
        1995, by and between Petrie and Joseph H. Flom, Stephanie R.
        Joseph, Bernard Petrie, Laurence A. Tisch and Raymond S.
        Troubh, as trustees (incorporated herein by reference to Exhibit 3.1 to the Liquidating Trust's Registration
        Statement on Form 8-B, filed with the Securities and Exchange Commission on December 19, 1995).
10.1    Acquisition Agreement, dated as of April 20, 1994, between
        Petrie and Toys "R" Us (incorporated herein by reference to Annex B to Petrie's Proxy Statement, dated as of November 3,
        1994).
10.2    Amendment No. 1 to the Acquisition Agreement, dated as of
        May 10, 1994, between Petrie and Toys "R" Us (incorporated by reference to Annex B to Petrie's Proxy Statement, dated as of November 3, 1994).
10.3 Stock Purchase Agreement, dated as of August 23, 1994, between Petrie and WP Investors (incorporated herein by reference to Annex A to Petrie's Proxy Statement, dated as of November 3, 1994).
10.4    Amendment No. 1 to the Stock Purchase Agreement, dated as of
        December 9, 1994, among WP Investors, PS Stores and Petrie
        (incorporated herein by reference to Annex A to Petrie's
        Proxy Statement, dated as of November 3, 1994).
10.5    Assignment and Assumption Agreement, dated as of December 9,
        1994, between Petrie and Petrie Retail (agreements of a substantially similar nature were entered into between Petrie and the following affiliates of Petrie Retail on or about December 9,1994: Franklin 203 Corporation, G&G Shops of North Carolina, Inc., Hartfield Stores, Inc., Whitney
        Stores, Inc, Marianne Clearwater Corporation, Davids
        Woodbridge, Inc. and Jean Nicole, Inc.) (incorporated herein by reference to Exhibit 10.5 to the Liquidating Trust's
        Annual Report on Form 10-K for the period ended January 22,
        1996).
10.6 Cross-Indemnification and Procedure Agreement, dated as of December 9, 1994, between PS Stores and Petrie (incorporated herein by reference to Exhibit 10.5 to Petrie's Annual
        Report on Form 10-K for the fiscal year ended January 28,
        1995).
10.7    Buyer Indemnification Agreement, dated as of December 9,
        1994, among Toys "R" Us, Petrie, PS Stores, Petrie Retail and all subsidiaries of PS Stores (incorporated herein by reference to Exhibit 10.6 to Petrie's Annual Report on Form
        10-K for the fiscal year ended January 28, 1995).
10.8    Seller Indemnification Agreement, dated as of December 9,
        1994, among Toys "R" Us, Petrie, PS Stores, Petrie Retail and all subsidiaries of PS Stores (incorporated herein by reference to Exhibit 10.7 to Petrie's Annual Report on Form
        10-K for the fiscal year ended January 28, 1995).
10.9    Side Letter Agreement, dated as of January 24, 1995, between
        Petrie and Toys "R" Us (incorporated herein by reference to Exhibit 10.3 to Petrie's Current Report on Form 8-K, dated as of January 24, 1995).
10.10 Agreement, dated as of December 24, 2003, between the Liquidating Trust and Toys "R" Us.
14.1    Code of Ethics of Petrie Stores Liquidating Trust.
31.1    Certification of Chief Executive Officer pursuant to Rule
        13A-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification of Chief Financial Officer pursuant to Rule
        13A-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    Certification of Chief Executive Officer and Chief Financial
        Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
        (b) REPORTS ON FORM 8-K.
        Current Report on Form 8-K dated January 9, 2004 (reporting liquidating distribution of $20,940,095 in cash to unit holders of the Liquidating Trust).
        (c) See Item 15(a)(3) above. The Liquidating Trust will furnish to any holder of units of beneficial interest of the Liquidating Trust, upon written request, any exhibit listed in response to Item 15(a)(3) upon payment by such holder of the Liquidating Trust's reasonable expenses in furnishing any such exhibit.
        (d) See Item 15(a)(2) above.

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

Dated: March 30, 2004

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

                                          By:    /s/ STEPHANIE R. JOSEPH
                                            ------------------------------------
                                                    Stephanie R. Joseph
                                            Manager, Chief Executive Officer and
                                                           Trustee

                                          By:      /s/ JOSEPH H. FLOM
                                            ------------------------------------
                                                       Joseph H. Flom
                                                          Trustee

                                          By:      /s/ BERNARD PETRIE
                                            ------------------------------------
                                                       Bernard Petrie
                                                          Trustee

                                          By:     /s/ RAYMOND S. TROUBH
                                            ------------------------------------
                                                     Raymond S. Troubh
                                                          Trustee

Dated: March 30, 2004

                        PETRIE STORES LIQUIDATING TRUST

                         INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS
  Report of Independent Auditors............................   F-2
  Statements of Net Assets in Liquidation -- December 31,
     2003 and
     December 31, 2002......................................   F-3
  Statements of Changes in Net Assets in Liquidation -- For
     the years ended
     December 31, 2003, 2002 and 2001.......................   F-4
  Notes to Financial Statements.............................   F-5

                         REPORT OF INDEPENDENT AUDITORS

Board of Trustees and Holders of Units of Beneficial Interest
Petrie Stores Liquidating Trust

     We have audited the accompanying statements of net assets in liquidation of the Petrie Stores Liquidating Trust (successor to Petrie Stores Corporation and its former subsidiaries) as of December 31, 2003 and December 31, 2002, and the related statements of changes in net assets in liquidation for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the management of the Petrie Stores Liquidating Trust. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of the Petrie Stores Liquidating Trust (successor to Petrie Stores Corporation and its former subsidiaries) as of December 31, 2003 and December 31, 2002 and the changes in net assets in liquidation for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

MetroPark, New Jersey
March 16, 2004

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                    STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
                                         ASSETS
Cash and cash equivalents...................................    $ 1,168        $     9
U.S. Treasury Obligations...................................     63,986         88,907
                                                                -------        -------
Total assets................................................     65,154         88,916

                                       LIABILITIES
Accrued expenses and other liabilities......................     25,595         25,920
Commitments and contingencies
                                                                -------        -------
Net assets in liquidation...................................    $39,559        $62,996
                                                                =======        =======

                            See accompanying notes.

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

               STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2003           2002           2001
                                                          ------------   ------------   ------------
                                                           (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
Net assets in liquidation at beginning of year..........    $ 62,996       $62,547        $58,281
                                                            --------       -------        -------
Investment income.......................................         736         1,720          4,171
Corporate overhead benefit (expense)....................       2,002        (1,270)            94
                                                            --------       -------        -------
Net income for the year.................................       2,738           450          4,265
                                                            --------       -------        -------
Liquidating distributions...............................     (26,175)           --             --
                                                            --------       -------        -------
Net assets in liquidation at end of year................    $ 39,559       $62,996        $62,546
                                                            ========       =======        =======
Net income per unit.....................................    $   0.05       $  0.01        $  0.08
                                                            ========       =======        =======
Weighted average number of units........................      52,350        52,350         52,350
                                                            ========       =======        =======

                            See accompanying notes.

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

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

     Pursuant to the Plan of Liquidation and the Agreement and Declaration of Trust, dated as of December 6, 1995 (the "Liquidating Trust Agreement"), between Petrie and the trustees named therein (the "Liquidating Trustees"), effective as of the close of business on January 22, 1996 (the "Succession Date"), Petrie transferred its remaining assets (then consisting of approximately $131 million in cash and cash equivalents and 5,055,576 shares of Toys Common Stock) to, and its remaining fixed and contingent liabilities were assumed by (the "Succession"), the Liquidating Trust. The assets of the Liquidating Trust are subject to various contingent liabilities, the status of which is presently unclear (Note 4).

     On November 19, 2002, the expiration date of the Liquidating Trust was extended from December 6, 2002 to December 6, 2006 (subject to further extension by the Liquidating Trustees).

     Beginning with the period ended December 31, 1996, the Liquidating Trust has adopted the calendar year as its fiscal year. A liquidation basis of accounting was implemented as of January 28, 1995. The statements of net assets in liquidation at December 31, 2003 and December 31, 2002 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

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

2.  INVESTMENTS IN COMMON STOCK.

     Prior to February 12, 2000, the Liquidating Trust had investments in Toys Common Stock. At December 31, 2003 and 2002, the Liquidating Trust did not own any shares of Toys Common Stock.

3.  LIQUIDATING DISTRIBUTIONS.

     Pursuant to an agreement dated as of December 24, 2003, the Liquidating Trust and Toys "R" Us agreed to terminate the Liquidating Trust's obligations under a letter agreement dated as of January 24, 1995 to provide notice to Toys "R" Us (and an opportunity for Toys "R" Us to object) prior to making any liquidating distributions. Accordingly, the Liquidating Trust is no longer obligated to provide notice to Toys "R" Us prior to making distributions.

     On January 30, 2004, the Liquidating Trust distributed to its unit holders a total of $20,940,095 in cash. In the distribution, unit holders received $0.40 in cash for each unit of beneficial interest held of record at the close of business on January 20, 2004. This distribution will be reflected in the statement of changes in net assets in liquidation for the quarter ended March 31, 2004.

     On January 31, 2003, the Liquidating Trust distributed to its unit holders a total of $26,175,119 in cash. In the distribution, unit holders received $0.50 in cash for each unit of beneficial interest held of record at the close of business on January 21, 2003. This distribution is reflected in the statement of changes in net assets in liquidation for the year ended December 31, 2003.

4.  COMMITMENTS AND CONTINGENCIES.

     As successor to Petrie, the Liquidating Trust has accrued for certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail or its successor fails to perform. The Liquidating Trust accrues such liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters. At both December 31, 2003 and December 31, 2002, the Liquidating Trust had accrued approximately $25 million for the aforementioned contingent liabilities. As the scope of these liabilities becomes further refined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

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

     On April 12, 2000, the Bankruptcy Court approved a stipulation of settlement between the distribution company (the "Distribution Company") designated by the Petrie Retail Plan and the Liquidating Trust, under which the Liquidating Trust and the Distribution Company settled their disputes regarding the claims that the Liquidating Trust filed against Petrie Retail. Pursuant to the stipulation of settlement, (i) the Liquidating Trust was allowed a single unsecured claim against Petrie Retail in the amount of approximately $14.4 million, subject to increase upon resolution of the Distribution Company's objections to certain landlord claims against Petrie Retail, (ii) the Distribution Company agreed to release to the Liquidating Trust approximately $5.5 million held in a collateral account by June 30, 2000 (provided that the Distribution Company did not pay $10 million or more to the United Auto Workers District 65 Security Plan Pension Fund (the "Multiemployer Plan") prior to that date), and (iii) the Distribution Company and the Liquidating Trust exchanged mutual releases. On June 28, 2000, the approximately $5.5 million held in the collateral account was released and transferred to the Liquidating Trust in accordance with the settlement. On December 15, 2000, the Bankruptcy Court entered an order allowing the Liquidating Trust an unsecured claim against the Distribution Company in the amount of $15.3 million. On December 21, 2000, the Liquidating Trust received $765,000 as partial payment of the Liquidating Trust's claim against the

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

Distribution Company. On December 18, 2001, the Liquidating Trust received $1,530,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. On or about July 1, 2003, the Liquidating Trust received an additional $1,836,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. As of March 25, 2004, the Liquidating Trust's remaining claim against the Distribution Company was $11,169,000. There can be no assurance as to the timing of the payment, if any, of the remainder of the Liquidating Trust's claim against the Distribution Company or the amount of any further payments that the Distribution Company will make to creditors asserting unsecured claims. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from the reorganized Petrie Retail entity. On or about December 30, 2003, the Liquidating Trust received a refund in respect of previous tax years of approximately $949,000 to which the Liquidating Trust is entitled pursuant to a settlement agreement between the Liquidating Trust and the Petrie Retail bankruptcy estate.

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

     After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains the guarantor of 140 of the retail leases. The Liquidating Trust's theoretical exposure relating to these leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, would be approximately $27 million (including potential exposure related to the exercise of lease renewal options described below). Such exposure includes (i) approximately $24 million in potential liability related to 61 of the rejected store leases described above, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 2003, and (ii) approximately $3 million in potential liability related to 26 of the store leases which were either assigned to third party retailers or are still held by the successor of Petrie Retail, and 53 of the leases which have expired or were terminated by mutual landlord and tenant consent described above. The exposure related to assigned leases or leases still held by the successor to Petrie Retail includes potential liability related to lease extension options that may be exercised following the assignment of leases to third party retailers.

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

     Insurance Premium Adjustment. In April 2002, the Liquidating Trust received a bill from Zurich N.A. ("Zurich"), an insurer of Petrie, for $551,338 in respect of retrospective premium adjustments purportedly owed by Petrie pursuant to general liability, automobile and workers' compensation insurance agreements between Zurich and Petrie. The amount claimed by Zurich relates to policy terms 1988/1989 through and including 1994/1995, and was based on the value of claims made as of December 31, 2001. Such amount was paid by the Liquidating Trust on September 26, 2002.

     The Liquidating Trust has received a bill dated February 10, 2004 from Zurich for $84,343 in respect of retrospective premium adjustments purportedly owed by Petrie pursuant to general liability, automobile and workers' compensation insurance agreements between Zurich and Petrie. The amount claimed by Zurich relates to policy terms 1988/1989 through and including 1994/1995, and was based on the value of claims made as of December 31, 2003. This amount is included in accrued expenses and other liabilities at December 31, 2003.

     The Liquidating Trust believes, based on the most recently available information, that appropriate accruals have been established in the accompanying financial statements to provide for any losses that may be incurred with respect to the aforementioned contingencies.

5.  QUARTERLY FINANCIAL DATA (UNAUDITED).

     Summarized quarterly financial data for the years ended December 31, 2003 and December 31, 2002 are as follows:

                                                                       QUARTER
                                                      -----------------------------------------
                                                       FIRST     SECOND       THIRD     FOURTH
                                                      -------   --------     -------   --------
                                                       (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
Year ended December 31, 2003
Net income..........................................   $   1     $1,847(1)    $  16      $ 874(2)
                                                       =====     ======       =====      =====
Net income per unit.................................   $0.00     $ 0.04       $0.00      $0.01
                                                       =====     ======       =====      =====
Year ended December 31, 2002:
Net income (loss)...................................   $ 273     $  157       $  88      $ (68)
                                                       =====     ======       =====      =====
Net income per unit.................................   $0.01     $ 0.00       $0.00      $0.00
                                                       =====     ======       =====      =====

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

---------------

(1) On or about July 1, 2003, the Liquidating Trust received $1,836,000 as partial settlement of the Liquidating Trust's claim against the Petrie Retail bankruptcy estate. This payment was accrued as of June 30, 2003.

(2) On or about December 30, 2003, the Liquidating Trust received a refund in respect of previous tax years of approximately $949,000 to which the Liquidating Trust is entitled pursuant to a settlement agreement between the Liquidating Trust and the Petrie Retail bankruptcy estate.

6.  SUBSEQUENT EVENTS.

     On January 30, 2004, the Liquidating Trust made a distribution to its unit holders in the amount of $0.40 in cash for each unit of beneficial interest held of record at the close of business on January 20, 2004. There were 52.35 million units outstanding on January 20, 2004 and the total distribution amounted to approximately $20.9 million.