Form 10-Q
period 2004-03-31
PETRIE STORES LIQUIDATING TRUST
filed 2004-05-14
CIK 77808

===============================================================================

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


For the quarterly period ended March 31, 2004    Commission file number: 0-3777


                        Petrie Stores Liquidating Trust
             (Exact Name of Registrant as Specified in Its Charter)

New York                                                      22-6679945
-------------------------------                           ---------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)


201 Route 17, Suite 300
Rutherford, New Jersey                                        07070
----------------------------------------                  -------------
(Address of Principal Executive Offices)                    (Zip Code)


                                 (201) 635-9637
              ---------------------------------------------------
               Registrant's Telephone Number, Including Area Code


                                 Not Applicable
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
         Yes: __X__         No: ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
         Yes: ____          No: __X__

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of May 12, 2004, there were 52,350,238 Units of Beneficial Interest outstanding.





===============================================================================

                        PETRIE STORES LIQUIDATING TRUST

                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION
                                                                           Page
Item 1.  Financial Statements
         Statements of Net Assets in Liquidation - March 31, 2004
               (Unaudited) and December 31, 2003............................ 2
         Statements of Changes in Net Assets in Liquidation
               (Unaudited) - For the Three Months Ended March 31,
               2004 and 2003................................................ 3
         Notes to Financial Statements...................................... 4
Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................... 9
Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........12
Item 4.  Controls and Procedures............................................12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................13
Item 6.  Exhibits and Reports on Form 8-K...................................13

                        PETRIE STORES LIQUIDATING TRUST

                    STATEMENTS OF NET ASSETS IN LIQUIDATION

                                 (In thousands)

                                                                     March 31, 2004        December 31, 2003
                                                                      (Unaudited)
                                                                     --------------        -----------------

Assets
Cash and cash equivalents.....................................       $           33        $         1,168
U.S. Treasury obligations.....................................               43,979                 63,986
                                                                     --------------        -----------------
Total assets..................................................               44,012                 65,154

Liabilities
Accrued expenses and other liabilities........................               25,642                 25,595

Commitments and contingencies
                                                                     --------------        -----------------
Net assets in liquidation.....................................       $       18,370        $        39,559
                                                                     ==============        =================

See accompanying notes.

                        PETRIE STORES LIQUIDATING TRUST

               STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                  (Unaudited)
                    (In thousands, except per unit amounts)


                                                           Three Months Ended           Three Months Ended
                                                             March 31, 2004               March 31, 2003
                                                           ------------------           ------------------
Net assets in liquidation at beginning of period.....      $    39,559                  $    62,996
                                                           ------------------           ------------------
Investment income....................................              113                          246
Corporate overhead benefit (expense).................             (362)                        (245)
                                                           ------------------           ------------------
Net income (loss) for the period.....................             (249)                           1
                                                           ------------------           ------------------
Liquidating distributions............................          (20,940)                     (26,175)
                                                           ------------------           ------------------
Net assets in liquidation at end of period...........      $    18,370                  $    36,822
                                                           ------------------           ------------------
Net income per unit..................................      $      0.00                  $      0.00
                                                           ------------------           ------------------
Weighted average number of units.....................           52,350                       52,350
                                                           ------------------           ------------------



See accompanying notes.

                        PETRIE STORES LIQUIDATING TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                 March 31, 2004

1.       Interim Reporting

         The accompanying unaudited financial statements of Petrie Stores Liquidating Trust (the "Liquidating Trust") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Liquidating Trust, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, reference is made to the financial statements and footnotes thereto included in the Liquidating Trust's Annual Report on Form 10-K for the year ended December 31, 2003.

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

         Pursuant to the Plan of Liquidation and the Agreement and Declaration of Trust, dated as of December 6, 1995 (the "Liquidating Trust Agreement"), between Petrie and the trustees named therein (the "Liquidating Trustees"), effective as of the close of business on January 22, 1996 (the "Succession Date"), Petrie transferred its remaining assets (then consisting of approximately $131 million in cash and cash equivalents and 5,055,576 shares of Toys Common Stock) to, and its remaining fixed and contingent liabilities were assumed by (the "Succession"), the Liquidating Trust. The assets of the Liquidating Trust are subject to various contingent liabilities, the status of which is presently unclear (Note 5). On November 19, 2002, the expiration date of the Liquidating Trust was extended from December 6, 2002 to December 6, 2006 (subject to further extension by the Liquidating Trustees).

         Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year. A liquidation basis of accounting was implemented as of January 28, 1995. The statements of net assets in liquidation at March 31, 2004 and December 31, 2003 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

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

3.       Investments in Common Stock

         Prior to February 12, 2000, the Liquidating Trust had investments in Toys Common Stock. At March 31, 2004 and December 31, 2003, the Liquidating Trust did not own any shares of Toys Common Stock.

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

         On January 31, 2003, the Liquidating Trust distributed to its unit holders a total of $26,175,119 in cash. In the distribution, unit holders received $0.50 in cash for each unit of beneficial interest held of record at the close of business on January 21, 2003. This distribution is reflected in the statement of changes in net assets in liquidation for the quarter ended March 31, 2003.

5.       Commitments and Contingencies

         As successor to Petrie, the Liquidating Trust has accrued for certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to guarantees of certain retail store leases expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail or its successor fails to perform. The Liquidating Trust accrues such liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling such matters. At both March 31, 2004 and December 31, 2003, the Liquidating Trust, as successor to Petrie, had accrued approximately $25 million for the aforementioned contingent liabilities. As the scope of these liabilities becomes further refined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

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

         On April 12, 2000, the Bankruptcy Court approved a stipulation of settlement between the distribution company (the "Distribution Company") designated by the Petrie Retail Plan and the Liquidating Trust, under which the Liquidating Trust and the Distribution Company settled their disputes regarding the claims that the Liquidating Trust filed against Petrie Retail. Pursuant to the stipulation of settlement, (i) the Liquidating Trust was allowed a single unsecured claim against Petrie Retail in the amount of approximately $14.4 million, subject to increase upon resolution of the Distribution Company's objections to certain landlord claims against Petrie Retail, (ii) the Distribution Company agreed to release to the Liquidating Trust the approximately $5.5 million held in a collateral account by June 30, 2000 (provided that the Distribution Company did not pay $10 million or more to the United Auto Workers District 65 Security Plan Pension Fund prior to that date), and (iii) the Distribution Company and the Liquidating Trust exchanged mutual releases. On June 28, 2000, the approximately $5.5 million held in the collateral account was released and transferred to the Liquidating Trust in accordance with the settlement. On December 15, 2000, the Bankruptcy Court entered an order allowing the Liquidating Trust an unsecured claim against the Distribution Company in the amount of $15.3 million. On December 21, 2000, the Liquidating Trust received $765,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. On December 18, 2001, the Liquidating Trust received $1,530,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. On or about July 1, 2003, the Liquidating Trust received an additional $1,836,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. As of May 12, 2004, the Liquidating Trust's remaining claim against the Distribution Company was $11,169,000. There can be no assurance as to the timing of the payment, if any, of the remainder of the Liquidating Trust's claim against the Distribution Company or the amount of any further payments that the Distribution Company will make to creditors asserting unsecured claims. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from the reorganized Petrie Retail entity. On or about December 30, 2003, the Liquidating Trust received a refund in respect of previous tax years of approximately $949,000 to which the Liquidating Trust is entitled pursuant to a settlement agreement between the Liquidating Trust and the Petrie Retail bankruptcy estate.

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

         After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains the guarantor of 140 of the retail leases. The Liquidating Trust's theoretical exposure relating to these leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, would be approximately $27 million (including potential exposure related to the exercise of lease renewal options described below). Such exposure includes (i) approximately $24 million in potential liability related to 61 of the rejected store leases described above, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at March 31, 2004, and (ii) approximately $3 million in potential liability related to 20 of the store leases which were either assigned to third party retailers or are still held by the successor of Petrie Retail and 59 of the leases which have expired or were terminated by mutual landlord and tenant consent described above. The exposure related to assigned leases or leases still held by the successor to Petrie Retail includes potential liability related to lease extension options that may be exercised following the assignment of leases to third party retailers.

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

         The Liquidating Trust received a bill dated February 10, 2004 from Zurich for $84,343 in respect of retrospective premium adjustments purportedly owed by Petrie pursuant to general liability, automobile and workers' compensation insurance agreements between Zurich and Petrie. The amount claimed by Zurich relates to policy terms 1988/1989 through and including 1994/1995, and was based on the value of claims made as of December 31, 2003. This amount was included in accrued expenses and other liabilities at December 31, 2003 and March 31, 2004. Such amount was paid by the Liquidating Trust on May 12, 2004.

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

         As previously disclosed, Petrie sold its retail operations to PS Stores on December 9, 1994, and on January 24, 1995 (the date on which Petrie's shareholders approved the Plan of Liquidation), Petrie commenced its liquidation. As a result, effective January 28, 1995, Petrie changed its basis of accounting from a going-concern basis to a liquidation basis. During the three months ended March 31, 2004 and 2003, the Liquidating Trust's activities were limited to continuing Petrie's liquidation in furtherance of the Plan of Liquidation. Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year.

Critical Accounting Policies

         The Liquidating Trust's financial statements are prepared in accordance with accounting principles generally accepted in the United States, and require management to make estimates and assumptions. The Liquidating Trust believes that, of its significant accounting policies, the policies described under Note 5 to the Liquidating Trust's financial statements with respect to estimating the Liquidating Trust's lease exposure may involve a higher degree of judgment and complexity.

Results of Operations

         The Liquidating Trust's net loss for the three months ended March 31, 2004 was $249,000, as compared to net income of $1,000 for the three months ended March 31, 2003.

         For the three months ended March 31, 2004, the Liquidating Trust incurred corporate overhead expense of $362,000. For the three months ended March 31, 2003, the Liquidating Trust incurred corporate overhead expense of $245,000 Corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie including, but not limited to, costs and expenses that the Liquidating Trust has incurred as a result of Petrie Retail's failure to perform its obligations in connection with its bankruptcy filing, legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses. The increase in corporate overhead for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was due to higher insurance costs.

         During the three months ended March 31, 2004, the Liquidating Trust earned investment income of $113,000, as compared to $246,000 earned during the three months ended March 31, 2003. The decrease in investment income for the three months ended March 31, 2004 was due to lower prevailing interest rates and fewer assets available for investment.

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

         As of May 12, 2004, the Liquidating Trust had approximately $44 million in cash, cash equivalents and investments in U.S. Treasury obligations. The Liquidating Trust believes that it has sufficient liquid funds available to satisfy the foreseeable liabilities of the Liquidating Trust (including, without limitation, costs and expenses related to the administration of the Liquidating Trust, such as legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses).

Contingent Liabilities

         As more fully described in Item 1 of Part I, the Liquidating Trust, as successor to Petrie, has accrued for certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale to the extent that Petrie Retail or its successor fails to perform. At March 31, 2004, the Liquidating Trust, as successor to Petrie, had accrued approximately $25 million for contingent liabilities. As the scope of these liabilities becomes further refined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions. See Notes to Financial Statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         The Liquidating Trust invests its available cash in short-term United States Treasury Obligations. Although the rate of interest paid on short-term United States Treasury Obligations may fluctuate over time based on changes in the general level of U.S. interest rates, each of such investments is made at a fixed interest rate over the duration of the investment and each has a maturity of less than 365 days. In addition, the Liquidating Trust Agreement prohibits the Liquidating Trust from making certain investments with a maturity of greater than one year and certain other investments that could expose the Liquidating Trust to market risk. The Liquidating Trust believes that its exposure to market risk fluctuations for its investments is not material as of March 31, 2004.

Item 4.  Controls and Procedures.

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

         (b)  Reports on Form 8-K

              Current Report on Form 8-K, dated as of January 9, 2004, reporting the distribution of $20,940,095 in cash made by the Liquidating Trust to unit holders on January 30, 2004.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PETRIE STORES LIQUIDATING TRUST


Dated:  May 14, 2004                        By /s/ Stephanie R. Joseph
                                               --------------------------------
                                            Stephanie R. Joseph
                                            Manager and Chief Executive Officer


Dated:  May 14, 2004                        By /s/ H. Bartlett Brown
                                               --------------------------------
                                            H. Bartlett Brown
                                            Assistant Manager and Chief
                                              Financial Officer