Form 10-Q
period 2004-09-30
PETRIE STORES LIQUIDATING TRUST
filed 2004-11-15
CIK 77808

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    _______

                                   FORM 10-Q
                                Quarterly Report
                     Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                                  ___________

For the quarterly period ended                 Commission file number:  0-3777
     September 30, 2004

                        Petrie Stores Liquidating Trust
             (Exact Name of Registrant as Specified in Its Charter)

New York                                                      22-6679945
--------------------------------                         --------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)


201 Route 17, Suite 300
Rutherford, New Jersey                                           07070
----------------------------------------                    --------------
(Address of Principal Executive Offices)                      (Zip Code)

                                 (201) 635-9637
               --------------------------------------------------
               Registrant's Telephone Number, Including Area Code

                                 Not Applicable
              ---------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
         Yes:  _X*_       No: __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
         Yes: __          No: _X_

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of November 12, 2004, there were 52,350,238 Units of Beneficial Interest outstanding.

-------------------------------------------------------------------------------
* While this quarterly report on Form 10-Q has been filed by the specified due date, it does not contain the certifications required by Sections 302 and 906 of Sarbanes-Oxley Act of 2002 and Rule 13a-14. The Securities and Exchange Commission thus will not consider this quarterly report on Form 10-Q to be timely.
===============================================================================

                                EXPLANATORY NOTE


         As a result of the resignation of Ernst & Young LLP ("E&Y") which was previously disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2004, this quarterly report on Form 10-Q includes financial statements which have not been reviewed by an independent registered public accounting firm under Rule 10-01(d) of Regulation S-X. Therefore, this quarterly report on Form 10-Q is not accompanied by the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14 under the Securities Exchange Act of 1934, as amended. These certifications will be filed by amendment to this quarterly report on Form 10-Q upon completion of the review of the financial statements contained herein by a new independent registered public accounting firm to be retained by Petrie Stores Liquidating Trust.

         ALL STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q ARE QUALIFIED BY REFERENCE TO THIS EXPLANATORY NOTE.



                        PETRIE STORES LIQUIDATING TRUST

                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION
                                                                                          Page
                                                                                          ----
Item 1.  Financial Statements
         Statements of Net Assets in Liquidation - September 30, 2004 (Unaudited)
               and December 31, 2003....................................................... 2
         Statements of Changes in Net Assets in Liquidation (Unaudited) - For
               the Three and Nine Months Ended September 30, 2004 and 2003................. 3
         Notes to Financial Statements..................................................... 4
Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations........................................................8
Item 3.  Quantitative and Qualitative Disclosures About Market Risk .......................12
Item 4.  Controls and Procedures...........................................................12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................................13
Item 6.  Exhibits..........................................................................13


                        PETRIE STORES LIQUIDATING TRUST

                    STATEMENTS OF NET ASSETS IN LIQUIDATION

                                 (In thousands)

                                                                 September 30, 2004        December 31,
                                                                    (Unaudited)                2003
                                                                 ------------------       ---------------

Assets
Cash and cash equivalents.....................................   $           274           $      1,168
U.S. Treasury obligations.....................................            43,478                 63,986
                                                                 ------------------       ---------------
Total assets..................................................            43,752                 65,154

Liabilities
Accrued expenses and other liabilities........................            25,457                 25,595

Commitments and contingencies
                                                                 ------------------       ---------------
Net assets in liquidation.....................................   $        18,295           $     39,559
                                                                 ==================       ===============


See accompanying notes.

                        PETRIE STORES LIQUIDATING TRUST

               STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                  (Unaudited)
                    (In thousands, except per unit amounts)


                                               Three Months       Three Months       Nine Months      Nine Months
                                                   Ended              Ended             Ended            Ended
                                              September 30,       September 30,     September 30,    September 30,
                                                   2004               2003              2004              2003
                                              --------------      -------------     -------------    -------------
Net assets in liquidation at beginning of
period.....................................  $        18,277    $        38,669    $       39,559  $       62,996
                                              --------------      -------------     -------------    -------------
Investment income..........................              140                166               355             586
Corporate overhead benefit (expense).......             (122)              (150)            (679)           1,278
                                              --------------      -------------     -------------    -------------

Net income (loss) for the period...........               18                 16             (324)           1,864
                                              --------------      -------------     -------------    -------------
Liquidating distributions..................                                              (20,940)         (26,175)
                                              --------------      -------------     -------------    -------------
Net assets in liquidation at end of period.  $        18,295    $        38,685    $       18,295  $       38,685
                                              ==============      =============     =============    =============

Net income (loss) per unit.................  $          0.00    $          0.00    $       (0.01)  $         0.04
                                              ==============      =============     =============    =============

Weighted average number of units...........           52,350             52,350            52,350          52,350
                                              ==============      =============     =============    =============





See accompanying notes.

                        PETRIE STORES LIQUIDATING TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                               September 30, 2004

1.       Interim Reporting

         The accompanying unaudited financial statements of Petrie Stores Liquidating Trust (the "Liquidating Trust") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Liquidating Trust, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, reference is made to the financial statements and footnotes thereto included in the Liquidating Trust's Annual Report on Form 10-K for the year ended December 31, 2003.

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

         Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year. A liquidation basis of accounting was implemented as of January 28, 1995. The statements of net assets in liquidation at September 30, 2004 and December 31, 2003 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

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

3.       Investments in Common Stock

         Prior to February 12, 2000, the Liquidating Trust had investments in Toys Common Stock. At September 30, 2004 and December 31, 2003, the Liquidating Trust did not own any shares of Toys Common Stock.

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

5.       Commitments and Contingencies

         As successor to Petrie, the Liquidating Trust has accrued for certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to guarantees of certain retail store leases expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail or its successor fails to perform. The Liquidating Trust accrues such liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling such matters. At both September 30, 2004 and December 31, 2003, the Liquidating Trust, as successor to Petrie, had accrued approximately $25 million for the aforementioned contingent liabilities. As the scope of these liabilities becomes further refined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

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

         On April 12, 2000, the Bankruptcy Court approved a stipulation of settlement between the distribution company (the "Distribution Company") designated by the Petrie Retail Plan and the Liquidating Trust, under which the Liquidating Trust and the Distribution Company settled their disputes regarding the claims that the Liquidating Trust filed against Petrie Retail. Pursuant to the stipulation of settlement, (i) the Liquidating Trust was allowed a single unsecured claim against Petrie Retail in the amount of approximately $14.4 million, subject to increase upon resolution of the Distribution Company's objections to certain landlord claims against Petrie Retail, (ii) the Distribution Company agreed to release to the Liquidating Trust the approximately $5.5 million held in the collateral account by June 30, 2000 (provided that the Distribution Company did not pay $10 million or more to the United Auto Workers District 65 Security Plan Pension Fund prior to that date), and (iii) the Distribution Company and the Liquidating Trust exchanged mutual releases. On June 28, 2000, the approximately $5.5 million held in the collateral account was released and transferred to the Liquidating Trust in accordance with the settlement. On December 15, 2000, the Bankruptcy Court entered an order allowing the Liquidating Trust an unsecured claim against the Distribution Company in the amount of $15.3 million. On December 21, 2000, the Liquidating Trust received $765,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. On December 18, 2001, the Liquidating Trust received $1,530,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. On or about July 1, 2003, the Liquidating Trust received an additional $1,836,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. This partial payment was accrued as of June 30, 2003. As of November 12, 2004, the Liquidating Trust's remaining claim against the Distribution Company was $11,169,000. There can be no assurance as to the timing of the payment, if any, of the remainder of the Liquidating Trust's claim against the Distribution Company or the amount of any further payments that the Distribution Company will make to creditors asserting unsecured claims. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from the reorganized Petrie Retail entity. On or about December 30, 2003, the Liquidating Trust received a refund in respect of previous tax years of approximately $949,000 to which the Liquidating Trust is entitled pursuant to a settlement agreement between the Liquidating Trust and the Petrie Retail bankruptcy estate.

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

         After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains the guarantor of 140 of the retail leases. The Liquidating Trust's theoretical exposure relating to these leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, would be approximately $26 million (including potential exposure related to the exercise of lease renewal options described below). Such exposure includes (i) approximately $24 million in potential liability related to 61 of the rejected store leases described above, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at September 30, 2004, and (ii) approximately $2 million in potential liability related to 20 of the store leases which were either assigned to third party retailers or are still held by the successor of Petrie Retail and 59 of the leases which have expired or were terminated by mutual landlord and tenant consent described above. The exposure related to assigned leases or leases still held by the successor to Petrie Retail includes potential liability related to lease extension options that may be exercised following the assignment of leases to third party retailers.

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

         As previously disclosed, Petrie sold its retail operations to PS Stores on December 9, 1994, and on January 24, 1995 (the date on which Petrie's shareholders approved the Plan of Liquidation), Petrie commenced its liquidation. As a result, effective January 28, 1995, Petrie changed its basis of accounting from a going-concern basis to a liquidation basis. During the three and nine months ended September 30, 2004 and 2003, the Liquidating Trust's activities were limited to continuing Petrie's liquidation in furtherance of the Plan of Liquidation. Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year.

Change in Auditors

         As previously disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2004, on November 2, 2004, E&Y orally advised the Liquidating Trust and on November 4, 2004, the Liquidating Trust received a letter from E&Y, stating that E&Y has resigned as the Trust's independent registered public accounting firm. E&Y has indicated to the Liquidating Trust that it resigned because it could no longer conclude that it was "independent" within the meaning of the rules and regulations of the Securities and Exchange Commission due to a consulting arrangement that had been in effect between E&Y and H. Bartlett Brown, the Liquidating Trust's Assistant Manager and Chief Financial Officer, who is also a former E&Y partner. The Liquidating Trust intends to engage a new independent registered public accounting firm to audit the Liquidating Trust's financial statements for the year ending December 31, 2004.

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

Results of Operations

         The Liquidating Trust had net income of $18,000 for the three months ended September 30, 2004 and a net loss of $324,000 for the nine months ended September 30, 2004, as compared to net income of $16,000 and $1,864,000, respectively, for the three and nine months ended September 30, 2003.

         For the three and nine months ended September 30, 2004, the Liquidating Trust incurred corporate overhead expense of $122,000 and $679,000, respectively. For the three months ended September 30, 2003, the Liquidating Trust incurred corporate overhead expense of $150,000, while for the nine months ended September 30, 2003, the Liquidating Trust incurred a benefit in corporate overhead of $1,278,000. Corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie including, but not limited to, costs and expenses that the Liquidating Trust has incurred as a result of Petrie Retail's failure to perform its obligations in connection with its bankruptcy filing, legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses. The benefit in corporate overhead for the nine months ended September 30, 2003 reflects $1,836,000 of income relating to a partial payment of the Liquidating Trust's claim against the Distribution Company. In May 2004, the Liquidating Trustees took certain actions to reduce the ongoing operating expenses of the Liquidating Trust, including reducing the salaries of the Liquidating Trust's two part-time employees and reducing the fees that the Liquidating Trustees receive for their service to the Liquidating Trust.

         During the three and nine months ended September 30, 2004, the Liquidating Trust earned investment income of $140,000 and $355,000, respectively, as compared to $166,000 and $586,000, respectively, earned during the three and nine months ended September 30, 2003. The decrease in investment income for the three and nine months ended September 30, 2004 was due to fewer assets available for investment.

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

         As of November 12, 2004, the Liquidating Trust had approximately $44 million in cash, cash equivalents and investments in U.S. Treasury obligations. The Liquidating Trust believes that it has sufficient liquid funds available to satisfy the foreseeable liabilities of the Liquidating Trust (including, without limitation, costs and expenses related to the administration of the Liquidating Trust, such as legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses).

Contingent Liabilities

         As more fully described in Item 1 of Part I, the Liquidating Trust, as successor to Petrie, has accrued for certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale to the extent that Petrie Retail or its successor fails to perform. At September 30, 2004, the Liquidating Trust, as successor to Petrie, had accrued approximately $25 million for contingent liabilities. As the scope of these liabilities becomes further refined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions. See Notes to Financial Statements.

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


Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

         The Liquidating Trust invests its available cash in short-term United States Treasury Obligations. Although the rate of interest paid on short-term United States Treasury Obligations may fluctuate over time based on changes in the general level of U.S. interest rates, each of such investments is made at a fixed interest rate over the duration of the investment and each has a maturity of less than 365 days. In addition, the Liquidating Trust Agreement prohibits the Liquidating Trust from making certain investments with a maturity of greater than one year and certain other investments that could expose the Liquidating Trust to market risk. The Liquidating Trust believes that its exposure to market risk fluctuations for its investments is not material as of September 30, 2004.

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

Item 6.  Exhibits.

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PETRIE STORES LIQUIDATING TRUST


Dated:  November 15, 2004           By:  /s/ Stephanie R. Joseph
                                       ----------------------------------------
                                            Stephanie R. Joseph
                                            Manager and Chief Executive Officer


Dated:  November 15, 2004           By:  /s/ H. Bartlett Brown
                                        ---------------------------------------
                                           H. Bartlett Brown
                                           Assistant Manager and Chief
                                           Financial Officer

                                 CERTIFICATIONS

         This quarterly report on Form 10-Q is not accompanied by the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14 under the Securities Exchange Act of 1934, as amended. These certifications will be filed by amendment to this quarterly report on Form 10-Q upon completion of the review of the financial statements contained herein by a new independent registered public accounting firm to be retained by the Liquidating Trust. See "Explanatory Note" at the beginning of this Quarterly Report on Form 10-Q.