Form 10-Q/A
period 2004-09-30
PETRIE STORES LIQUIDATING TRUST
filed 2005-02-07
CIK 77808

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    _______

                                  FORM 10-Q/A
                               (Amendment No. 1)
                                Quarterly Report
                     Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                                  ___________


For the quarterly period
ended September 30, 2004                          Commission file number: 0-3777


                        Petrie Stores Liquidating Trust
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


New York                                                          22-6679945
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

201 Route 17, Suite 300
Rutherford, New Jersey                                              07070
----------------------------------------                     -------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
         Yes:   [X]        No: [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
         Yes: [ ]          No: [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of February 3, 2005, there were 52,350,238 Units of Beneficial Interest outstanding.

===============================================================================

The Registrant hereby amends and restates in its entirety its Quarterly Report on Form 10-Q for the period ended September 30, 2004 filed on November 15, 2004 as follows:


                        PETRIE STORES LIQUIDATING TRUST

                               INDEX TO FORM 10-Q

                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         Statements of Net Assets in Liquidation - September 30, 2004
           (Unaudited) and December 31, 2003...............................  2
         Statements of Changes in Net Assets in Liquidation
           (Unaudited) - For the Three and Nine Months Ended
           September 30, 2004 and 2003.....................................  3
         Notes to Financial Statements.....................................  4
Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................  8
Item 3.  Quantitative and Qualitative Disclosures About Market Risk ....... 12
Item 4.  Controls and Procedures........................................... 12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................. 13
Item 6.  Exhibits.......................................................... 13

                        PETRIE STORES LIQUIDATING TRUST

                    STATEMENTS OF NET ASSETS IN LIQUIDATION

                                 (In thousands)

                                          September 30, 2004     December 31,
                                             (Unaudited)             2003
                                          ------------------     ------------
Assets
Cash and cash equivalents                   $       274          $     1,168
U.S. Treasury obligations                        43,478               63,986
                                            -----------          -----------
Total assets                                     43,752               65,154

Liabilities
Accrued expenses and other liabilities           25,457               25,595

Commitments and contingencies
                                            -----------          -----------
Net assets in liquidation                   $    18,295          $    39,559
                                            ===========          ===========




See accompanying notes.

                                        PETRIE STORES LIQUIDATING TRUST

                               STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                                  (Unaudited)
                                    (In thousands, except per unit amounts)


                                               Three Months     Three Months      Nine Months      Nine Months
                                                   Ended            Ended            Ended            Ended
                                               September 30,    September 30,    September 30,    September 30,
                                                    2004             2003             2004             2003
                                               -------------    -------------    -------------    -------------

Net assets in liquidation at beginning of
  period ..................................    $     18,277     $     38,669     $     39,559     $     62,996
                                               ------------     ------------     ------------     ------------
Investment income .........................             140              166              355              586
Corporate overhead benefit (expense) ......            (122)            (150)            (679)           1,278
                                               ------------     ------------     ------------     ------------

Net income (loss) for the period ..........              18               16             (324)           1,864
                                               ------------     ------------     ------------     ------------
Liquidating distributions .................                                           (20,940)         (26,175)
                                               ------------     ------------     ------------     ------------
Net assets in liquidation at end of period     $     18,295     $     38,685     $     18,295     $     38,685
                                               ============     ============     ============     ============

Net income (loss) per unit ................    $       0.00     $       0.00     $      (0.01)    $       0.04
                                               ============     ============     ============     ============

Weighted average number of units ..........          52,350           52,350           52,350           52,350
                                               ============     ============     ============     ============


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

         On April 12, 2000, the Bankruptcy Court approved a stipulation of settlement between the distribution company (the "Distribution Company") designated by the Petrie Retail Plan and the Liquidating Trust, under which the Liquidating Trust and the Distribution Company settled their disputes regarding the claims that the Liquidating Trust filed against Petrie Retail. Pursuant to the stipulation of settlement, (i) the Liquidating Trust was allowed a single unsecured claim against Petrie Retail in the amount of approximately $14.4 million, subject to increase upon resolution of the Distribution Company's objections to certain landlord claims against Petrie Retail, (ii) the Distribution Company agreed to release to the Liquidating Trust the approximately $5.5 million held in the collateral account by June 30, 2000 (provided that the Distribution Company did not pay $10 million or more to the United Auto Workers District 65 Security Plan Pension Fund prior to that date), and (iii) the Distribution Company and the Liquidating Trust exchanged mutual releases. On June 28, 2000, the approximately $5.5 million held in the collateral account was released and transferred to the Liquidating Trust in accordance with the settlement. On December 15, 2000, the Bankruptcy Court entered an order allowing the Liquidating Trust an unsecured claim against the Distribution Company in the amount of $15.3 million. On December 21, 2000, the Liquidating Trust received $765,000 as partial payment of the

Liquidating Trust's claim against the Distribution Company. On December 18, 2001, the Liquidating Trust received $1,530,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. On or about July 1, 2003, the Liquidating Trust received an additional $1,836,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. This partial payment was accrued as of June 30, 2003. As of February 3, 2005, the Liquidating Trust's remaining claim against the Distribution Company was $11,169,000. There can be no assurance as to the timing of the payment, if any, of the remainder of the Liquidating Trust's claim against the Distribution Company or the amount of any further payments that the Distribution Company will make to creditors asserting unsecured claims. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from the reorganized Petrie Retail entity. On or about December 30, 2003, the Liquidating Trust received a refund in respect of previous tax years of approximately $949,000 to which the Liquidating Trust is entitled pursuant to a settlement agreement between the Liquidating Trust and the Petrie Retail bankruptcy estate.

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

Change in Auditors

         As previously disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2004, on November 2, 2004, Ernst & Young LLP ("E&Y") orally advised the Liquidating Trust and on November 4, 2004, the Liquidating Trust received a letter from E&Y, stating that E&Y has resigned as the Trust's independent registered public accounting firm. E&Y has indicated to the Liquidating Trust that it resigned because it could no longer conclude that it was "independent" within the meaning of the rules and regulations of the Securities and Exchange Commission due to a consulting arrangement that had been in effect between E&Y and H. Bartlett Brown, the Liquidating Trust's Assistant Manager and Chief Financial Officer, who is also a former E&Y partner.

         As previously disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2004, on December 23, 2004, the Liquidating Trust entered into an engagement letter with Weiser LLP pursuant to which Weiser LLP agreed to serve as the Trust's independent registered public accounting firm.

         During the two most recent fiscal years and the subsequent interim period prior to engaging Weiser LLP, the Liquidating Trust did not consult with Weiser LLP regarding any of the matters listed in Item 304(a)(2)(i)-(ii) of Regulation S-K of the Securities and Exchange Commission.

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

         As of February 3, 2005, the Liquidating Trust had approximately $44 million in cash, cash equivalents and investments in U.S. Treasury obligations. The Liquidating Trust believes that it has sufficient liquid funds available to satisfy the foreseeable liabilities of the Liquidating Trust (including, without limitation, costs and expenses related to the administration of the Liquidating Trust, such as legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses).

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

Item 6.  Exhibits.
         --------

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

                                    PETRIE STORES LIQUIDATING TRUST


Dated: February 6, 2005             By: /s/ Stephanie R. Joseph
                                        ---------------------------------------
                                        Stephanie R. Joseph
                                        Manager and Chief Executive Officer



Dated: February 6, 2005             By: /s/ H. Bartlett Brown
                                        ---------------------------------------
                                        H. Bartlett Brown
                                        Assistant Manager and
                                          Chief Financial Officer