Form 10-K
period 2004-12-31
PETRIE STORES LIQUIDATING TRUST
filed 2005-03-31
CIK 77808

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                                 ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

     As of March 28, 2005, the most recent practicable date prior to the printing of this report, there were 52,350,238 units of beneficial interest of the Petrie Stores Liquidating Trust (the "Liquidating Trust") outstanding. On June 30, 2004, the last business day of the Liquidating Trust's most recently completed second quarter, the aggregate market value of the units of beneficial interest held by non-affiliates was approximately $11.1 million, based upon the closing price of $0.46 per unit of beneficial interest (as quoted on the OTC Bulletin Board). For purposes of this calculation, the Liquidating Trust has assumed that HBK Investments L.P., HBK Finance L.P. and T. Rowe Price Associates, Inc. are not affiliates of the Liquidating Trust.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                      PART I
Item 1.          Business....................................................    1
Item 2.          Properties..................................................    2
Item 3.          Legal Proceedings...........................................    2
Item 4.          Submission of Matters to a Vote of Security Holders.........    3

                                      PART II
Item 5.          Market for the Registrant's Common Equity and Related
                 Security Holder Matters.....................................    3
Item 6.          Selected Financial Data.....................................    4
Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................    4
Item 7A.         Quantitative and Qualitative Disclosures About Market
                 Risk........................................................   11
Item 8.          Financial Statements and Supplementary Data.................   11
Item 9.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure....................................   11
Item 9A.         Controls and Procedures.....................................   12

                                     PART III
Item 10.         Directors and Executive Officers of the Registrant..........   12
Item 11.         Executive Compensation......................................   14
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management and Related Security Holder Matters..............   14
Item 13.         Certain Relationships and Related Transactions..............   15
Item 14.         Principal Accountant Fees and Services......................   16

                                      PART IV
Item 15.         Exhibits and Financial Statement Schedules..................   16

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

     Since January 24, 1995, the date on which Petrie's shareholders approved the Plan of Liquidation, Petrie and its successor, the Liquidating Trust, have
(i) made six liquidating distributions to shareholders (or, in the case of the Liquidating Trust, to unit holders) of an aggregate of 33,098,720 shares of Toys Common Stock and approximately $125.6 million in cash; (ii) sold an aggregate of 6,977,700 shares of Toys Common Stock; and (iii) delivered 2,000,000 shares of Toys Common Stock to Canadian Imperial Bank of Commerce ("CIBC") in exchange for a cash payment of approximately $61.4 million. As a result of the foregoing transactions, the Liquidating Trust no longer holds any shares of Toys Common Stock.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS.

UNITS OF BENEFICIAL INTEREST

     Since January 23, 1996, the Liquidating Trust's units of beneficial interest have been quoted on the OTC Bulletin Board under the symbol "PSTLS." The high and low closing prices per unit of beneficial interest are shown below:

                                                              HIGH     LOW
                                                              -----   -----
Year Ended December 31, 2003:
  First quarter (ended March 31, 2003)......................  $1.14   $0.60
  Second quarter (ended June 30, 2003)......................  $0.65   $0.61
  Third quarter (ended September 30, 2003)..................  $0.65   $0.62
  Fourth quarter (ended December 31, 2003)..................  $0.66   $0.64
Year Ended December 31, 2004:
  First quarter (ended March 31, 2004)......................  $0.86   $0.42
  Second quarter (ended June 30, 2004)......................  $0.46   $0.46
  Third quarter (ended September 30, 2004)..................  $0.50   $0.44
  Fourth quarter (ended December 31, 2004)..................  $0.48   $0.43
Year Ending December 31, 2005:
  First quarter (through March 28, 2005)....................  $0.48   $0.44

     As of March 28, 2005, the most recent practicable date prior to the printing of this report, there were approximately 2,300 holders of record of units of beneficial interest of the Liquidating Trust. On March 31, 2005, the Liquidating Trust announced that it will make a distribution to its unit holders on April 21, 2005 of $15,705,071 in cash, or $0.30 for each unit of beneficial interest held of record at the close of business on April 11, 2005. On January 30, 2004, the Liquidating Trust distributed to its unit holders a total of $20,940,095 in cash, or $0.40 for each unit of beneficial interest held of record at the close of business on January 20, 2004. On January 31, 2003, the Liquidating Trust distributed to its unit holders a total of $26,175,119 in cash, or $0.50 for each unit of beneficial interest held of record at the close of business on January 21, 2003. The Liquidating Trustees will consider additional distributions of cash to unit holders when the status of the Liquidating Trust's remaining contingent liabilities is further clarified.

EQUITY COMPENSATION PLAN INFORMATION

     The Liquidating Trust does not have any compensation plans under which equity securities are authorized for issuance.

ITEM 6.  SELECTED FINANCIAL DATA.

     Set forth below are selected consolidated financial data of the Liquidating Trust as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. A liquidation basis of accounting was implemented for all years presented.

                                                           YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------
                                               2004(2)   2003(3)    2002     2001(4)   2000(5)
                                               -------   -------   -------   -------   -------
                                                   (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
Corporate overhead benefit (expense)(1)......  $ 8,703   $ 2,002   $(1,270)  $    94   $ 6,262
Investment income............................      536       736     1,720     4,171     7,033
Net realized and unrealized (loss) on
  investments................................       --        --        --        --    (4,327)
                                               -------   -------   -------   -------   -------
Net income...................................  $ 9,239   $ 2,738   $   450   $ 4,265   $ 8,968
                                               =======   =======   =======   =======   =======
Income per unit:.............................  $  0.18   $  0.05   $  0.01   $  0.08   $  0.17
                                               =======   =======   =======   =======   =======
Weighted average number of units.............   52,350    52,350    52,350    52,350    52,350
                                               =======   =======   =======   =======   =======
Total assets.................................  $43,846   $65,154   $88,916   $88,996   $86,344
                                               =======   =======   =======   =======   =======

---------------

(1) Corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie, including, but not limited to, legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses.

(2) The benefit in corporate overhead for the year ended December 31, 2004 reflects the reduction of $9 million in the Liquidating Trust's total accrual for lease liabilities as discussed under "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

(3) The benefit in corporate overhead for the year ended December 31, 2003, reflects the receipt of approximately $1.8 million on or about July 1, 2003, as partial payment of the Liquidating Trust's claim against the Petrie Retail bankruptcy estate, and the receipt of approximately $949,000 on or about December 30, 2003, of a refund in respect of previous tax years to which the Liquidating Trust was entitled pursuant to a settlement agreement between the Liquidating Trust and the Petrie Retail bankruptcy estate.

(4) The benefit in corporate overhead for the year ended December 31, 2001 reflects the receipt by the Liquidating Trust of approximately $1.5 million as partial payment of the Liquidating Trust's claim against the Petrie Retail bankruptcy estate.

(5) The benefit in corporate overhead for the year ended December 31, 2000 reflects a reduction of $3.8 million in the Liquidating Trust's total accrual for lease liabilities following the settlement and release of claims asserted by certain landlords. By order of the Bankruptcy Court in Petrie Retail's bankruptcy dated April 12, 2000, the Liquidating Trust was released from its contractual liability with respect to the United Auto Workers District 65 Security Plan Pension Fund. Accordingly, the Liquidating Trust reversed a $3 million accrual related to this contingent liability. Additionally, during the year ended December 31, 2000, the Liquidating Trust received $765,000 as partial payment of the Liquidating Trust's claim against the Petrie Retail bankruptcy estate.

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

CRITICAL ACCOUNTING POLICIES

     The Liquidating Trust's financial statements are prepared in accordance with accounting practices generally accepted in the United States for companies presenting liquidation basis financial statements, and require management to make estimates and assumptions. The Liquidating Trust believes that, of its significant accounting policies, the policies described below under "Liquidity and Capital Resources -- Contingent Liabilities" may involve a higher degree of judgment and complexity.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

     The Liquidating Trust's net income for the year ended December 31, 2004 was $9,239,000, as compared to net income of $2,738,000 for the year ended December 31, 2003.

     For the year ended December 31, 2004, the Liquidating Trust had a benefit in corporate overhead of $8,703,000, as compared to a benefit in corporate overhead of $2,002,000 for the year ended December 31, 2003. The Liquidating Trust's corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie, including, but not limited to, costs and expenses that the Liquidating Trust incurred as a result of Petrie Retail's failure to perform its obligations in connection with its bankruptcy filing, legal fees, real estate advisory fees, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses. The benefit in corporate overhead for the year ended December 31, 2004 reflects a $9,233,000 reduction in the Liquidating Trust's accrual for lease liabilities as discussed below under "-- Contingent Liabilities". In addition, during the year ended December 31, 2004, the Liquidating Trust reduced certain expenses, including by decreasing the salaries of its officers and Liquidating Trustees and the expenses of its advisors. As a result, the amount of expenses that constituted corporate overhead was lower during the year ended December 31, 2004 than during the year ended December 31, 2003. The benefit in corporate overhead for the year ended December 31, 2003 reflects the receipt of $1,836,000, on or about July 1, 2003, as partial payment of the Liquidating Trust's claim against the Petrie Retail bankruptcy estate, and the receipt of approximately $949,000 on or about December 30, 2003, of a refund in respect of previous tax years to which the Liquidating Trust was entitled pursuant to a settlement agreement between the Liquidating Trust and the Petrie Retail bankruptcy estate.

     During the year ended December 31, 2004, the Liquidating Trust earned $536,000 in investment income, as compared to $736,000 earned during the year ended December 31, 2003. The decrease in investment income earned during the year ended December 31, 2004 is due to fewer assets available for investment and lower interest rates.

  YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

     The Liquidating Trust's net income for the year ended December 31, 2003 was $2,738,000, as compared to net income of $450,000 for the year ended December 31, 2002.

     For the year ended December 31, 2003, the Liquidating Trust realized a benefit in corporate overhead of $2,002,000, as compared to an expense of $1,270,000 for the year ended December 31, 2002. The Liquidating Trust's corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie, including, but not limited to, costs and expenses that the Liquidating Trust incurred as a result of Petrie Retail's failure to perform its obligations in connection with its bankruptcy filing, legal fees, real estate advisory fees, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses. The amount of expenses that constituted corporate overhead was lower during the year ended December 31, 2003 than during the year ended December 31, 2002. The benefit in corporate overhead for the year ended December 31, 2003 reflects the receipt of $1,836,000, on or about July 1, 2003, as partial payment of the Liquidating Trust's claim against the Petrie Retail bankruptcy estate, and the receipt of approximately $949,000 on or about December 30, 2003, of a refund in respect of previous tax years to which the Liquidating Trust was entitled pursuant to a settlement agreement between the Liquidating Trust and the Petrie Retail bankruptcy estate.

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

     As of December 31, 2004, the Liquidating Trust had approximately $44 million in cash, cash equivalents and investments in U.S. Treasury obligations. After giving effect to the distribution of $15,705,071 announced on March 31, 2005, the Liquidating Trust will have approximately $28 million in cash, cash equivalents and investments in U.S. Treasury obligations. The Liquidating Trust believes that it has sufficient liquid funds available to satisfy the foreseeable liabilities of the Liquidating Trust (including, without limitation, costs and expenses related to the administration of the Liquidating Trust such as legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses).

  CONTINGENT LIABILITIES

     As successor to Petrie, the Liquidating Trust has accrued for certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail or its successor fails to perform. The Liquidating Trust accrues such liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters. The Liquidating Trust had accrued approximately $16 million for the aforementioned contingent liabilities at December 31, 2004 and approximately $25 million at December 31, 2003. As the scope of these liabilities becomes further refined and additional analysis is performed, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

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

     On April 12, 2000, the Bankruptcy Court approved a stipulation of settlement between the distribution company (the "Distribution Company") designated by the Petrie Retail Plan and the Liquidating Trust, under which the Liquidating Trust and the Distribution Company settled their disputes regarding the claims that the Liquidating Trust filed against Petrie Retail. Pursuant to the stipulation of settlement, (i) the Liquidating Trust was allowed a single unsecured claim against Petrie Retail in the amount of approximately $14.4 million, subject to increase upon resolution of the Distribution Company's objections to certain landlord claims against Petrie Retail, (ii) the Distribution Company agreed to release to the Liquidating Trust approximately $5.5 million held in a collateral account by June 30, 2000 (provided that the Distribution Company did not pay $10 million or more to the United Auto Workers District 65 Security Plan Pension Fund prior to that date), and (iii) the Distribution Company and the Liquidating Trust exchanged mutual releases. On June 28, 2000, the approximately $5.5 million held in the collateral account was released and transferred to the Liquidating Trust in accordance with the settlement. On December 15, 2000, the Bankruptcy Court entered an order allowing the Liquidating Trust an unsecured claim against the Distribution Company in the amount of $15.3 million. On December 21, 2000, the Liquidating Trust received $765,000 as partial payment of its claim against the Distribution Company. On December 18, 2001, the Liquidating Trust received $1,530,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. On or about July 1, 2003, the Liquidating Trust received an additional $1,836,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. As of March 28, 2005, the Liquidating Trust's remaining claim against the Distribution Company was $11,169,000. There can be no assurance as to the timing of the payment, if any, of the remainder of the Liquidating Trust's claim against the Distribution Company or the amount of any further payments that the Distribution Company will make to creditors asserting unsecured claims. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from the reorganized Petrie Retail entity.

     On or about December 30, 2003, the Liquidating Trust received a refund in respect of previous tax years of approximately $949,000 to which the Liquidating Trust was entitled pursuant to a settlement agreement between the Liquidating Trust and the Petrie Retail bankruptcy estate.

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

     After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains the guarantor of 140 of the retail leases, including 61 leases that were rejected during the pendency of the Petrie Retail bankruptcy (the "Rejected Leases") and 79 other leases described below. The Liquidating Trust's exposure relating to the 140 retail leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, but after giving effect to the factors described in the following paragraph, would be approximately $17 million. Such exposure includes approximately $15 million in potential liability related to 61 of the Rejected Leases described above, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 2004.

     In the fourth quarter of 2004, the Liquidating Trust commissioned its real estate advisor to visit the properties underlying the Rejected Leases to assess the level of risk of liability associated with such properties (including whether the property was vacant). After receiving a report as to such property visits, the Liquidating Trust determined to reduce its accrual related to exposure under the Rejected Leases by $9 million. In making such determination to reduce the accrual, the Liquidating Trust assessed a number of factors, including (1) applicable law related to the impact of an affirmative defense available to the Liquidating Trust relating to the expiration of the statute of limitations within which claims relating to certain of the Rejected Leases would have had to have been made (the "Statute of Limitations Defense"), (2) the absence of any new landlord claims over the past several years related to rejected store leases, (3) the Liquidating Trust's previous settlement history related to rejected lease claims and (4) reports prepared by the Liquidating Trust's real estate advisor. Prior to giving effect to the reduction in its accrual related to Rejected Leases, the Liquidating Trust's theoretical exposure relating to these leases, without giving effect to any present value discount, and assuming the landlord in each case is unable to mitigate its damages, was approximately $24 million. The approximately $15 million in potential liability related to the 61 Rejected Leases is an estimate of the Liquidating Trust's exposure under such leases after giving full effect to the factors described in this paragraph. As of December 31, 2003, the Liquidating Trust's assessment of these liabilities resulted in a liability of $25 million.

     The Liquidating Trust's exposure also includes approximately $2 million in potential liability related to 20 of the store leases which were either assigned to third party retailers or are still held by the successor of Petrie Retail and were not rejected in the Petrie Retail bankruptcy (the "Assigned Non-Rejected Leases") and a de minimis amount related to 59 of the leases which have expired or were terminated by mutual landlord and tenant consent described above (the "Terminated Non-Rejected Leases"). Amounts related to Assigned Non-Rejected Leases and Terminated Non-Rejected Leases are not included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 2004. The potential exposure related to Assigned Non-Rejected Leases includes potential liability related to lease extension options that may be exercised following the assignment of leases to third party retailers; however, such liability related to the Assigned Non-Rejected Leases is not included in the potential liability described in the first sentence of this paragraph until the actual lease renewal term commences.

     The Liquidating Trust's lease exposure calculations related to Rejected Leases, Assigned Non-Rejected Leases and Terminated Non-Rejected Leases reflect the estimated sum of all base rent and additional rent (such as taxes and common area charges) due under a lease through the end of the current lease term, but do not reflect potential penalties, interest and other charges to which a landlord may be entitled. Such additional charges (which may in part be unenforceable) are not expected to materially increase the Liquidating Trust's lease guarantee liability.

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

     Employment Agreements. As previously disclosed, on October 23, 1995, Petrie Retail notified three former executives of Petrie that, as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of the retail operations. On April 25, 1996, the Liquidating Trust entered into settlement agreements with two of the former executives and on January 27, 1997 entered into a settlement agreement with the estate of the third executive. Pursuant to such settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under respective agreements with Petrie. The two former executives have since died and, as a result, the Liquidating Trust's obligations under the settlement agreements with such executives have been terminated. The total cost of these settlements to the Liquidating Trust was approximately $3 million. As of December 31, 2004 and 2003, there were no future obligations of the Liquidating Trust to such former executives.

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

     In April 2004, The Liquidating Trust received a bill from Zurich for $84,343 in respect of retrospective premium adjustments purportedly owed by Petrie pursuant to general liability, automobile and workers' compensation insurance agreements between Zurich and Petrie. The amount claimed by Zurich related to policy terms 1988/1989 through and including 1994/1995, and was based on the value of claims made as of December 31, 2003. This amount was included in accrued expenses and other liabilities at December 31, 2003. Such amount was paid by the Liquidating Trust on May 12, 2004.

     In March 2005, the Liquidating Trust received a bill from Zurich for $106,781 in respect of retrospective premium adjustments purportedly owed by Petrie pursuant to general liability, automobile and workers' compensation insurance agreements between Zurich and Petrie. The amount claimed by Zurich relates to policy terms 1988/1989 through and including 1994/1995, and was based on the value of claims made as of December 31, 2004.

     The Liquidating Trust believes, based on the most recently available information, that appropriate accruals have been established in the accompanying financial statements to provide for any losses that may be incurred with respect to the aforementioned contingencies.

OFF-BALANCE SHEET ARRANGEMENTS

     The Liquidating Trust did not have any off-balance sheet arrangements during the year ended December 31, 2004.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

     Information relating to the Liquidating Trust's significant contractual obligations is summarized below.

                                                           PAYMENT DUE BY PERIOD
                                        -----------------------------------------------------------
                                                LESS THAN       1-3            3-5        MORE THAN
CONTRACTUAL OBLIGATIONS                 TOTAL    1 YEAR        YEARS          YEARS        5 YEARS
-----------------------                 -----   ---------   ------------   ------------   ---------
Long-Term Debt Obligations............    --        --            --             --           --
Capital Lease Obligations.............    --        --            --             --           --
Operating Lease Obligations(1)........    --        --            --             --           --
Purchase Obligations..................    --        --            --             --           --
Other Long-Term Liabilities Reflected
  on the Registrant's Balance Sheet
  under GAAP(2).......................    --        --            --             --           --
Total.................................    --        --            --             --           --

---------------

(1) The Liquidating Trust leases its principal executive office on a month-to-month basis. Payments are equal to approximately $1,200 per month.

(2) The Liquidating Trust has a theoretical exposure relating to retail leases for which Petrie Retail or an affiliate thereof assumed liability, to the extent that Petrie Retail or its successor fails to perform. Without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, but after giving effect to the factors discussed under "-- Contingent Liabilities -- Store Leases," such exposure amounts to approximately $17 million. As further explained on pages 7-9 under "-- Contingent Liabilities -- Store Leases," the Liquidating Trust has accrued for $15 million of this liability. Because of the uncertainty of when the Liquidating Trust may be called upon to satisfy these obligations, it is not presently determinable when, if ever, payments in respect of these obligations would be made.

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

          (4) A decision by a court that the Statute of Limitations Defense is not available to the Liquidating Trust with respect to one or more Rejected Leases;

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Liquidating Trust invests its available cash in short-term United States Treasury Obligations. Although the rate of interest paid on short-term United States Treasury Obligations may fluctuate over time based on changes in the general level of U.S. interest rates, each of such investments is made at a fixed interest rate over the duration of the investment and each has a maturity of less than 365 days. In addition, the Liquidating Trust Agreement prohibits the Liquidating Trust from making certain investments with a maturity of greater than one year and certain other investments that could expose the Liquidating Trust to market risk. The Liquidating Trust believes that its exposure to market risk fluctuations for its investments is not material as of December 31, 2004.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See pages F-1 through F-10 annexed hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     As previously reported, on November 2, 2004, Ernst & Young LLP ("E&Y") orally advised the Liquidating Trust and on November 4, 2004, the Liquidating Trust received a letter from E&Y, stating that E&Y had resigned as the Liquidating Trust's independent registered public accounting firm. E&Y indicated to the Trust that it resigned because it could no longer conclude that it was "independent" within the meaning of the rules and regulations of the Securities and Exchange Commission due to a consulting arrangement that had been in effect since 1994 between E&Y and H. Bartlett Brown, the Liquidating Trust's Assistant Manager and Chief Financial Officer, who is also a former E&Y partner, pursuant to which Mr. Brown spent, on average, approximately 20-30 hours per month advising E&Y on certain partnership tax matters and certain pension benefit and related issues for former E&Y partners.

     E&Y's reports on the Liquidating Trust's financial statements for the two most recent fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the two most recent fiscal years and the subsequent interim period through E&Y's resignation, the Liquidating Trust did not have any disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the subject matter of the disagreement in connection with its reports nor did E&Y advise the Liquidating Trust as to any "reportable events," as such term is defined in Item 304(a)(1)(v) of Regulation S-K of the SEC.

     E&Y advised the Trust that it will not consent to the future use or reissuance of its past opinions with respect to the Trust's financial statements. The Trust has conducted a re-audit of its financial statements for the fiscal years ended December 31, 2002 and 2003 in connection with the preparation and filing of this Annual Report on Form 10-K.

     On December 10, 2004, the Trustees of the Trust approved the engagement of Weiser LLP ("Weiser") as the Liquidating Trust's independent registered public accounting firm, and on December 23, 2004, the Liquidating Trust entered into an engagement letter with Weiser pursuant to which Weiser agreed to serve as the Trust's independent registered public accounting firm.

     During the two most recent fiscal years and the subsequent interim period to date, the Trust has not consulted with Weiser regarding any of the matters listed in Item 304(a)(2)(i)-(ii) of Regulation S-K of the SEC.

ITEM 9A.  CONTROLS AND PROCEDURES.

     (a) Disclosure Controls and Procedures. The Liquidating Trust's Manager and Chief Executive Officer and Assistant Manager and Chief Financial Officer have evaluated the effectiveness of the Liquidating Trust's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of such period, the Liquidating Trust's disclosure controls and procedures are effective.

     (b) Internal Control Over Financial Reporting. There have not been any changes in the Liquidating Trust's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Liquidating Trust's fourth quarter that have materially affected, or are reasonably likely to materially affect, the Liquidating Trust's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

LIQUIDATING TRUSTEES AND EXECUTIVE OFFICERS

     The following table shows, as of March 28, 2005, the Liquidating Trustees and the Liquidating Trust's executive officers, their respective ages, the year each person became a Liquidating Trustee or officer of the Liquidating Trust and all positions currently held with the Liquidating Trust by each such person:

                              TRUSTEE OR
NAME                   AGE   OFFICER SINCE          POSITION WITH THE LIQUIDATING TRUST
----                   ---   -------------          -----------------------------------
Stephanie R.
  Joseph.............  58        1995        Manager and Chief Executive Officer; Liquidating
                                             Trustee
H. Bartlett Brown....  69        1995        Assistant Manager and Chief Financial Officer
Joseph H. Flom.......  81        1995        Liquidating Trustee
Bernard Petrie.......  79        1995        Liquidating Trustee
Raymond S. Troubh....  78        1995        Chairman of the Board of the Liquidating Trustees

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

     H. Bartlett Brown became Treasurer, Chief Financial Officer and Principal Accounting Officer of Petrie in February 1995 and Assistant Manager and Chief Financial Officer of the Liquidating Trust in December 1995. Mr. Brown is a retired tax consultant. He was a partner in Ernst & Young LLP, an accounting firm, from October 1970 until September 1994.

     Joseph H. Flom became a Liquidating Trustee in December 1995. He has been a partner in Skadden, Arps, Slate, Meagher & Flom LLP, a law firm, and counsel to Petrie, the Liquidating Trust, the Estate of Milton Petrie, and The Carroll and Milton Petrie Foundation for more than the past five years. Mr. Flom is Chairman of the Board of Trustees of the Woodrow Wilson International Center for Scholars; a director of United Way of New York City; a director of the American-Israel Friendship League; and a trustee of the New York University Medical Center.

     Bernard Petrie became both a director of Petrie and a Liquidating Trustee in December 1995. He is an attorney and has been self-employed for more than the past five years.

     Raymond S. Troubh became a Liquidating Trustee and Chairman of the Board of Liquidating Trustees in December 1995. Mr. Troubh served as Treasurer of Petrie from December 9, 1994 to February 7, 1995. He is a financial consultant, a former governor of the American Stock Exchange and a former general partner of Lazard Freres & Co., an investment banking firm. Mr. Troubh is a director of Diamond Offshore Drilling, Inc., an offshore drilling company; General American Investors Company, an investment company; Gentiva Health Services, Inc., a healthcare company; Portland General Electric Company, an electric utility; Triarc Companies, Inc., a diversified holding company; and WHX Corporation, a holding company.

FINANCIAL EXPERT

     The Liquidating Trustees have determined that Mr. Raymond S. Troubh is a "financial expert," as such term is defined in Item 401 of Securities and Exchange Commission Regulation S-K. Mr. Troubh is independent, as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

MEETINGS AND STANDING COMMITTEES

     The Liquidating Trustees met four times during the year ended December 31, 2004. During such period, the Liquidating Trustees had no standing committees.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Liquidating Trust's trustees and executive officers, and persons who own more than ten percent of the Liquidating Trust's units of beneficial interest, to file with the Securities and Exchange Commission certain reports of ownership and changes in ownership of the units of beneficial interest, and to furnish the Liquidating Trust with copies of all Section 16(a) forms they file. To the Liquidating Trust's knowledge, based solely on a review of the copies of such reports furnished to the Liquidating Trust, for the year ended December 31, 2004, all Section 16(a) filing requirements applicable to its executive officers, trustees and holders of more than ten percent of the Liquidating Trust's units of beneficial interest were complied with.

CODE OF ETHICS

     The Liquidating Trust has adopted a code of ethics that applies to its Manager and Chief Executive Officer and its Assistant Manager and Chief Financial Officer. A copy of such code of ethics, which was filed with the Securities and Exchange Commission as Exhibit 14.1 to the Liquidating Trust's Annual Report on Form 10-K for the year ended December 31, 2003, may be obtained by any person without charge, upon written request to the Liquidating Trust at its principal executive office.

ITEM 11.  EXECUTIVE COMPENSATION.

GENERAL

     The following table sets forth the total annual compensation paid by the Liquidating Trust to its Manager and Chief Executive Officer, who is the only executive officer of the Liquidating Trust whose compensation exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION
                                           ----------------------------
                                             YEAR                            ALL OTHER
NAME AND PRINCIPAL POSITION                 ENDED     SALARY(1)   BONUS   COMPENSATION(2)
---------------------------                --------   ---------   -----   ---------------
Stephanie R. Joseph......................  12/31/04   $124,167      --        $36,250
Manager, Chief Executive Officer and
  Liquidating Trustee....................  12/31/03    130,000      --         45,000
                                           12/31/02    130,000      --         45,000

---------------

(1) Effective June 1, 2004, Ms. Joseph's salary was reduced from $130,000 per year to $120,000 per year, as part of the Liquidating Trust's overall reduction in expenses.

(2) Ms. Joseph receives compensation for her service as a Liquidating Trustee. Effective June 1, 2004, this amount was reduced from $45,000 per year to $30,000 per year, as part of the Liquidating Trust's overall reduction in expenses.

COMPENSATION OF LIQUIDATING TRUSTEES

     Prior to June 1, 2004, Liquidating Trustees were compensated for their service as Liquidating Trustees in the amount of $30,000 per fiscal year, with the exception of Raymond S. Troubh and Stephanie R. Joseph, who were compensated $45,000 per fiscal year for their service as Liquidating Trustees. Effective June 1, 2004, Liquidating Trustees are compensated for their service as Liquidating Trustees at the rate of $20,000 per fiscal year, with the exception of Raymond S. Troubh and Stephanie R. Joseph, who are compensated at the rate of $30,000 per fiscal year for their service as Liquidating Trustees. During the year ended December 31, 2004, Messrs. Bernard Petrie and Joseph H. Flom each were compensated $24,167, and Mr. Troubh and Ms. Joseph were compensated $36,250, for their service as Liquidating Trustees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the year ended December 31, 2004, the Liquidating Trustees did not have a compensation committee, and each of the Liquidating Trustees other than Stephanie R. Joseph participated in deliberations of the Liquidating Trustees concerning executive officer compensation. During the year ended December 31, 2004, no executive officer of the Liquidating Trust served as a director of or member of the compensation committee (or other board committee performing equivalent functions, or in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a Liquidating Trustee.

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

                                                              TOTAL NUMBER OF
                                                                 UNITS OF         PERCENT OF
                                                            BENEFICIAL INTEREST   OUTSTANDING
                                                               BENEFICIALLY       BENEFICIAL
NAME AND ADDRESS OF BENEFICIAL OWNER                               OWNED           INTERESTS
------------------------------------                        -------------------   -----------
The Carroll and Milton Petrie Foundation(1)...............      28,111,274           53.7%
  Four Times Square
  New York, New York 10036-6522
HBK Investments L.P. and HBK Finance L.P.(2)..............       9,518,600           18.2%
  777 Main Street, Suite 2750
  Fort Worth, Texas 76102
T. Rowe Price Associates, Inc.(3).........................       4,715,200            9.0%
  100 E. Pratt Street
  Baltimore, Maryland 21202
H. Bartlett Brown.........................................              --             --
Joseph H. Flom(4).........................................              --             --
Stephanie R. Joseph.......................................              --             --
Bernard Petrie(4).........................................          34,800              *
Raymond S. Troubh.........................................              --             --
All managers and Liquidating Trustees as a group (5
  individuals, including those named above)...............          34,800              *

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

(3) Based on information contained in Amendment No. 8 to the Statement on
    Schedule 13G filed by T. Rowe Price Associates, Inc. ("Price Associates") with the Securities and Exchange Commission on February 14, 2005. These securities are owned by various individual and institutional investors which Price Associates serves as investment adviser with power to direct investments and sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, as amended, Price Associates is deemed to be a beneficial owner of such securities. Price Associates has, however, expressly disclaimed that it is, in fact, the beneficial owner of such securities.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Skadden, Arps, Slate, Meagher & Flom LLP serves as legal counsel to the Liquidating Trust and The Carroll and Milton Petrie Foundation, which owns approximately 53.7% of the Liquidating Trust's outstanding units of beneficial interest. Skadden, Arps, Slate, Meagher & Flom LLP has provided services to both the Liquidating Trust and The Carroll and Milton Petrie Foundation during the year ended December 31, 2004.

Joseph H. Flom, a Liquidating Trustee, an executor of the Estate of Milton Petrie and a Trustee of The Carroll and Milton Petrie Foundation, is a partner in Skadden, Arps, Slate, Meagher & Flom LLP.

     Messrs. Flom and Petrie are Trustees of The Carroll and Milton Petrie Foundation and are entitled to compensation, but they have elected not to receive such compensation.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     E&Y served as the Liquidating Trust's independent auditors from 1995 until November 2004. Fees for services provided by E&Y for the past two completed fiscal years ended December 31 were as follows:

                                                               2004       2003
                                                              -------   --------
Audit Fees..................................................  $12,200   $ 49,050
Audit-Related Fees..........................................       --         --
Tax Fees....................................................  $77,182   $ 72,200
All Other Fees..............................................       --         --
Total.......................................................  $89,382   $121,250

     On December 23, 2004, the Liquidating Trust entered into an engagement letter with Weiser pursuant to which Weiser agreed to serve as the Liquidating Trust's independent registered public accounting firm. Fees for services provided by Weiser for the past two completed fiscal years ended December 31 were as follows:

                                                                2004     2003
                                                              --------   ----
Audit Fees..................................................  $ 75,980     --
Audit-Related Fees..........................................        --     --
Tax Fees....................................................  $ 53,863     --
All Other Fees..............................................        --     --
Total.......................................................  $129,843     --

     Audit fees include fees for the audit of the Liquidating Trust's annual financial statements and the reviews of the financial statements included in the Liquidating Trust's quarterly reports on Form 10-Q. Tax fees include fees incurred to compile and distribute tax reporting information to holders of the Liquidating Trust's units of beneficial interest.

PRE-APPROVAL POLICIES AND PROCEDURES

     On an annual basis the Liquidating Trustees review and approve all services expected to be performed by its independent public accounting firm in the ensuing one-year period.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

   10.5        Assignment and Assumption Agreement, dated as of December 9,
               1994, between Petrie and Petrie Retail (agreements of a substantially similar nature were entered into between Petrie and the following affiliates of Petrie Retail on or about December 9,1994: Franklin 203 Corporation, G&G Shops of North Carolina, Inc., Hartfield Stores, Inc., Whitney
               Stores, Inc, Marianne Clearwater Corporation, Davids
               Woodbridge, Inc. and Jean Nicole, Inc.) (incorporated herein by reference to Exhibit 10.5 to the Liquidating Trust's
               Annual Report on Form 10-K for the fiscal year ended January
               22, 1996).

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

   10.10 Agreement, dated as of December 24, 2003, between the Liquidating Trust and Toys "R" Us (incorporated herein by reference to Exhibit 10.10 to the Liquidating Trust's Annual
               Report on Form 10-K for the fiscal year ended December 31,
               2003).

   14.1        Code of Ethics of Petrie Stores Liquidating Trust
               (incorporated herein by reference to Exhibit 14.1 to the Liquidating Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

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

Dated: March 31, 2005

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

                                          By: /s/ STEPHANIE R. JOSEPH
                                            ------------------------------------
                                            Stephanie R. Joseph
                                            Manager, Chief Executive Officer and
                                              Trustee

                                          By: /s/ JOSEPH H. FLOM
                                            ------------------------------------
                                            Joseph H. Flom
                                            Trustee

                                          By: /s/ BERNARD PETRIE
                                            ------------------------------------
                                            Bernard Petrie
                                            Trustee

                                          By: /s/ RAYMOND S. TROUBH
                                            ------------------------------------
                                            Raymond S. Troubh
                                            Trustee

Dated: March 31, 2005

                        PETRIE STORES LIQUIDATING TRUST

                         INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS
  Report of Independent Registered Accounting Firm..........  F-2
  Statements of Net Assets in Liquidation -- December 31,
     2004 and December 31, 2003.............................  F-3
  Statements of Changes in Net Assets in Liquidation -- For
     the years ended December 31, 2004, 2003 and 2002.......  F-4
  Notes to Financial Statements.............................  F-5

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Holders of Units of Beneficial Interest
Petrie Stores Liquidating Trust

     We have audited the accompanying statements of net assets in liquidation of the Petrie Stores Liquidating Trust (successor to Petrie Stores Corporation and its former subsidiaries) as of December 31, 2004 and 2003, and the related statements of changes in net assets in liquidation for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the management of the Petrie Stores Liquidating Trust. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of the Petrie Stores Liquidating Trust (successor to Petrie Stores Corporation and its former subsidiaries) as of December 31, 2004 and December 31, 2003 and the changes in net assets in liquidation for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

     As more fully discussed in Note 4 to the financial statements, in the fourth quarter of the year ended December 31, 2004, Petrie Liquidating Trust determined that its accrual for certain contingent liabilities should be reduced by approximately $9 million.

                                          Weiser LLP

New York, NY
March 30, 2005

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                    STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                               DECEMBER 31,      DECEMBER 31,
                                                                   2004              2003
                                                              ---------------   ---------------
                                                                       (IN THOUSANDS)
                                            ASSETS
Cash and cash equivalents...................................      $   211           $ 1,168
U.S. Treasury Obligations...................................       43,624            63,986
Prepaid expenses............................................           11                --
                                                                  -------           -------
Total assets................................................       43,846            65,154

                                          LIABILITIES
Accrued expenses and other liabilities......................       15,988            25,595
Commitments and contingencies
                                                                  -------           -------
Net assets in liquidation...................................      $27,858           $39,559
                                                                  =======           =======

                            See accompanying notes.

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

               STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                                            YEAR ENDED        YEAR ENDED        YEAR ENDED
                                                           DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                               2004              2003              2002
                                                          ---------------   ---------------   ---------------
                                                                (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
Net assets in liquidation at beginning of year..........     $ 39,559          $ 62,996           $62,546
                                                             --------          --------           -------
Investment income.......................................          536               736             1,720
Corporate overhead benefit (expense) (included a
  reduction in the contingent liability in the amount of
  $9 million in 2004)...................................        8,703             2,002            (1,270)
                                                             --------          --------           -------
Net income for the year.................................        9,239             2,738               450
                                                             --------          --------           -------
Liquidating distributions...............................      (20,940)          (26,175)               --
                                                             --------          --------           -------
Net assets in liquidation at end of year................     $ 27,858          $ 39,559           $62,996
                                                             ========          ========           =======
Net income per unit.....................................     $   0.18          $   0.05           $  0.01
                                                             ========          ========           =======
Weighted average number of units........................       52,350            52,350            52,350
                                                             ========          ========           =======

                            See accompanying notes.

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2004

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

     Pursuant to the Plan of Liquidation and the Agreement and Declaration of Trust, dated as of December 6, 1995 (the "Liquidating Trust Agreement"), between Petrie and the trustees named therein (the "Liquidating Trustees"), effective as of the close of business on January 22, 1996 (the "Succession Date"), Petrie transferred its remaining assets (then consisting of approximately $131 million in cash and cash equivalents and 5,055,576 shares of Toys Common Stock) to, and its remaining fixed and contingent liabilities were assumed by (the "Succession"), the Liquidating Trust. The assets of the Liquidating Trust are subject to various contingent liabilities, the amounts of which are subject to inherent uncertainty in the valuation process. The amounts actually realized or settled could be materially different from those reflected in the financial statements (Note 4).

     On November 19, 2002, the expiration date of the Liquidating Trust was extended from December 6, 2002 to December 6, 2006 (subject to further extension by the Liquidating Trustees).

     Beginning with the period ended December 31, 1996, the Liquidating Trust has adopted the calendar year as its fiscal year. A liquidation basis of accounting was implemented as of January 28, 1995. Under such basis, assets and liabilities have been recorded at estimated fair values. In accordance with the liquidation basis of accounting, the financial statements reflect the estimated costs of liquidating the assets and distributing the proceeds to holders of beneficial interests. The statements of net assets in liquidation at December 31, 2004 and December 31, 2003 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

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

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Liquidating Trust's most significant estimate is associated with the accrual for certain contingent liabilities (see note 4).

2.  RELATED PARTY TRANSACTIONS.

     Skadden, Arps, Slate, Meagher & Flom LLP serves as legal counsel to the Liquidating Trust. Joseph H. Flom, a Liquidating Trustee, is a partner in Skadden, Arps, Slate, Meagher & Flom LLP. At December 31, 2004 and December 31, 2003, the accrued expenses and other liabilities of the Liquidating Trust included in the Statements of Net Assets in Liquidation included $161,450 and $86,890, respectively, for amounts owed to Skadden, Arps, Slate, Meagher & Flom LLP. During the years ended 2004, 2003 and 2002, the corporate overhead expense of the Liquidating Trust included in the Statements of Changes in Net Assets in Liquidation included $168,000, $152,400 and $504,000, respectively, of expenses to Skadden, Arps, Slate, Meagher & Flom LLP.

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

     On January 30, 2004, the Liquidating Trust distributed to its unit holders a total of $20,940,095 in cash. In the distribution, unit holders received $0.40 in cash for each unit of beneficial interest held of record at the close of business on January 20, 2004. This distribution is reflected in the statement of changes in net assets in liquidation for the year ended December 31, 2004.

     On January 31, 2003, the Liquidating Trust distributed to its unit holders a total of $26,175,119 in cash. In the distribution, unit holders received $0.50 in cash for each unit of beneficial interest held of record at the close of business on January 21, 2003. This distribution is reflected in the statement of changes in net assets in liquidation for the year ended December 31, 2003.

4.  COMMITMENTS AND CONTINGENCIES.

     As successor to Petrie, the Liquidating Trust has accrued for certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to guarantees of certain

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail or its successor fails to perform. The Liquidating Trust accrues such liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters. The Liquidating Trust, as successor to Petrie, accrued approximately $16 million for the aforementioned contingent liabilities at December 31, 2004 and $25 million for the aforementioned contingent liabilities at December 31, 2003. As the scope of these liabilities becomes further refined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

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

     On April 12, 2000, the Bankruptcy Court approved a stipulation of settlement between the distribution company (the "Distribution Company") designated by the Petrie Retail Plan and the Liquidating Trust, under which the Liquidating Trust and the Distribution Company settled their disputes regarding the claims that the Liquidating Trust filed against Petrie Retail. Pursuant to the stipulation of settlement, (i) the Liquidating Trust was allowed a single unsecured claim against Petrie Retail in the amount of approximately $14.4 million, subject to increase upon resolution of the Distribution Company's objections to certain landlord claims against Petrie Retail, (ii) the Distribution Company agreed to release to the Liquidating Trust approximately $5.5 million held in a collateral account by June 30, 2000 (provided that the Distribution

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

Company did not pay $10 million or more to the United Auto Workers District 65 Security Plan Pension Fund prior to that date), and (iii) the Distribution Company and the Liquidating Trust exchanged mutual releases. On June 28, 2000, the approximately $5.5 million held in the collateral account was released and transferred to the Liquidating Trust in accordance with the settlement. On December 15, 2000, the Bankruptcy Court entered an order allowing the Liquidating Trust an unsecured claim against the Distribution Company in the amount of $15.3 million. On December 21, 2000, the Liquidating Trust received $765,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. On December 18, 2001, the Liquidating Trust received $1,530,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. On or about July 1, 2003, the Liquidating Trust received an additional $1,836,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. As of March 28, 2005, the Liquidating Trust's remaining claim against the Distribution Company was $11,169,000. There can be no assurance as to the timing of the payment, if any, of the remainder of the Liquidating Trust's claim against the Distribution Company or the amount of any further payments that the Distribution Company will make to creditors asserting unsecured claims. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from the reorganized Petrie Retail entity. On or about December 30, 2003, the Liquidating Trust received a refund in respect of previous tax years of approximately $949,000 to which the Liquidating Trust was entitled pursuant to a settlement agreement between the Liquidating Trust and the Petrie Retail bankruptcy estate.

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

     After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains the guarantor of 140 of the retail leases, including 61 leases that were rejected during the pendency of the Petrie Retail bankruptcy (the "Rejected Leases") and 79 other leases described below. The Liquidating Trust's theoretical exposure relating to the 140 retail leases, without giving effect to any present value discount, and assuming the landlord in each case is unable to mitigate its damages, but after giving effect to the factors described in the following paragraph, would be approximately $17 million. Such exposure includes approximately $15 million in potential liability related to 61 of the Rejected Leases described above, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 2004.

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     In the fourth quarter of 2004, the Liquidating Trust commissioned its real estate advisor to visit the properties underlying the Rejected Leases to assess the level of risk of liability associated with such properties (including whether the property was vacant). After receiving a report as to such property visits, the Liquidating Trust determined to reduce its accrual related to exposure under the Rejected Leases by $9 million. In making such determination to reduce the accrual, the Liquidating Trust assessed a number of factors, including (1) applicable law related to the impact of an affirmative defense available to the Liquidating Trust relating to the expiration of the statute of limitations within which claims relating to certain of the Rejected Leases would have had to have been made, (2) the absence of any new landlord claims over the past several years related to rejected store leases, (3) the Liquidating Trust's previous settlement history related to rejected lease claims and (4) reports prepared by the Liquidating Trust's real estate advisor. As of December 31, 2004, the Liquidating Trust's theoretical exposure relating to these leases, without giving effect to any present value discount, and assuming the landlord in each case is unable to mitigate its damages, was approximately $24 million. The approximately $15 million in potential liability related to the 61 Rejected Leases is an estimate of the Liquidating Trust's liability under such leases after giving full effect to the factors described in this paragraph. As of December 31, 2003, the Liquidating Trust's assessment of these liabilities resulted in a liability of $25 million.

     The Liquidating Trust's exposure also includes approximately $2 million in potential liability related to 20 of the store leases which were either assigned to third party retailers or are still held by the successor of Petrie Retail and were not rejected in the Petrie Retail bankruptcy (the "Assigned Non-Rejected Leases") and a de minimis amount related to 59 of the leases which have expired or were terminated by mutual landlord and tenant consent described above (the "Terminated Non-Rejected Leases"). Amounts related to Assigned Non-Rejected Leases and Terminated Non-Rejected Leases are not included in the Liquidating Trust's accrued expenses and other liabilities at December 31, 2004. The potential exposure related to Assigned Non-Rejected Leases includes potential liability related to lease extension options that may be exercised following the assignment of leases to third party retailers; however, such liability related to the Assigned Non-Rejected Leases is not included in the potential liability described in the first sentence of this paragraph until the actual lease renewal term commences.

     The Liquidating Trust's lease exposure calculations related to Rejected Leases, Assigned Non-Rejected Leases and Terminated Non-Rejected Leases reflect the estimated sum of all base rent and additional rent (such as taxes and common area charges) due under a lease through the end of the current lease term, but do not reflect potential penalties, interest and other charges to which a landlord may be entitled. Such additional charges (which may in part be unenforceable) are not expected to materially increase the Liquidating Trust's lease guarantee liability.

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

     Employment Agreements. On October 23, 1995, Petrie Retail notified three former executives of Petrie that, as a result of Petrie Retail's bankruptcy filing, Petrie Retail would no longer honor its obligations under the employment agreements each executive had entered into with Petrie which had been assumed by Petrie Retail in connection with the sale of the retail operations. On April 25, 1996, the Liquidating Trust entered into settlement agreements with two of the former executives and on January 27, 1997 entered into a settlement agreement with the estate of the third executive. Pursuant to such settlement agreements, the Liquidating Trust agreed to pay each substantially all the amounts due under respective agreements with Petrie. The two former executives have since died and, as a result, the Liquidating Trust's obligations under the settlement agreements with such executives have been terminated. The total cost of these settlements to

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

the Liquidating Trust was approximately $3 million. As of December 31, 2004 and 2003, there were no future obligations of the Liquidating Trust to such former executives.

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

     In April 2004, The Liquidating Trust received a bill from Zurich for $84,343 in respect of retrospective premium adjustments purportedly owed by Petrie pursuant to general liability, automobile and workers' compensation insurance agreements between Zurich and Petrie. The amount claimed by Zurich related to policy terms 1988/1989 through and including 1994/1995, and was based on the value of claims made as of December 31, 2003. This amount was included in accrued expenses and other liabilities at December 31, 2003. Such amount was paid by the Liquidating Trust on May 12, 2004.

     In March 2005, the Liquidating Trust received a bill from Zurich for $106,781 in respect of retrospective premium adjustments purportedly owed by Petrie pursuant to general liability, automobile and workers' compensation insurance agreements between Zurich and Petrie. The amount claimed by Zurich relates to policy terms 1988/1989 through and including 1994/1995, and was based on the value of claims made as of December 31, 2004.

     The Liquidating Trust believes, based on the most recently available information, that appropriate accruals have been established in the accompanying financial statements to provide for any losses that may be incurred with respect to the aforementioned contingencies.

5.  SUBSEQUENT EVENTS.

     On March 31, 2005, the Liquidating Trust announced that it will make a distribution of an aggregate of $15,705,071 in cash on April 21, 2005 to its unit holders. In the distribution, unit holders will receive $0.30 in cash for each unit of beneficial interest of the Liquidating Trust held of record at the close of business on April 11, 2005.

6.  QUARTERLY FINANCIAL DATA (UNAUDITED).

     Summarized quarterly financial data for the years ended December 31, 2004 and December 31, 2003 are as follows:

                                                                          QUARTER
                                                              --------------------------------
                                                              FIRST   SECOND    THIRD   FOURTH
                                                              -----   ------    -----   ------
                                                               (IN THOUSANDS, EXCEPT PER UNIT
                                                                          AMOUNTS)
Year ended December 31, 2004:
Net income (loss)...........................................  $(249)  $  (93)   $  18   $9,563(3)
                                                              =====   ======    =====   ======
Net income per unit.........................................  $0.00   $ 0.00    $0.00   $ 0.18
                                                              =====   ======    =====   ======
Year ended December 31, 2003
Net income..................................................  $   1   $1,847(1) $  16   $  874(2)
                                                              =====   ======    =====   ======
Net income per unit.........................................  $0.00   $ 0.04    $0.00   $ 0.01
                                                              =====   ======    =====   ======

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

                        PETRIE STORES LIQUIDATING TRUST
                    (SUCCESSOR TO PETRIE STORES CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(2) On or about December 30, 2003, the Liquidating Trust received a refund in respect of previous tax years of approximately $949,000 to which the Liquidating Trust was entitled pursuant to a settlement agreement between the Liquidating Trust and the Petrie Retail bankruptcy estate.

(3) In the fourth quarter of 2004, the Liquidating Trust determined to reduce its accrual for its exposure under the Rejected Leases by approximately $9 million. See Note 4 above.