Form 10-Q
period 2005-03-31
PETRIE STORES LIQUIDATING TRUST
filed 2005-05-16
CIK 77808

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    _______

                                   FORM 10-Q
                                Quarterly Report
                     Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                                  ___________

For the quarterly period ended March 31, 2005   Commission file number:  0-3777

                        Petrie Stores Liquidating Trust
             (Exact Name of Registrant as Specified in Its Charter)

          New York                                   22-6679945
-------------------------------                  -------------------
(State or Other Jurisdiction of                   (I.R.S. Employer
Incorporation or Organization)                   Identification No.)

201 Route 17, Suite 300
Rutherford, New Jersey                                   07070
----------------------------------------              -----------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
         Yes:  _____         No: __X__

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of May 13, 2005, there were 52,350,238 Units of Beneficial Interest outstanding.




===============================================================================


                        PETRIE STORES LIQUIDATING TRUST

                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION
                                                                                         Page
                                                                                         ----
Item 1.  Financial Statements
         Statements of Net Assets in Liquidation - March 31, 2005 (Unaudited)
               and December 31, 2004...................................................... 2
         Statements of Changes in Net Assets in Liquidation (Unaudited) - For
               the Three Months Ended March 31, 2005 and 2004............................. 3
         Notes to Financial Statements.................................................... 4
Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations.......................................................9
Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......................12
Item 4.  Controls and Procedures..........................................................12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................................13
Item 6.  Exhibits.........................................................................13


                        PETRIE STORES LIQUIDATING TRUST

                    STATEMENTS OF NET ASSETS IN LIQUIDATION

                                 (In thousands)

                                                    March 31, 2005          December 31,
                                                      (Unaudited)               2004
                                                  -----------------     -----------------
Assets
Cash and cash equivalents....................    $           141         $         211
U.S. Treasury obligations....................             43,611                43,624
Prepaid expenses.............................                124                    11
                                                  -----------------     -----------------
Total assets.................................             43,876                43,846

Liabilities
Accrued expenses and other liabilities.......             16,134                15,988
Liquidating distribution payable.............             15,705                   -
                                                  -----------------     -----------------
Total liabilities............................             31,839                15,988

Commitments and contingencies
                                                  -----------------     -----------------
Net assets in liquidation....................    $        12,037         $      27,858
                                                  =================     =================




See accompanying notes.

                        PETRIE STORES LIQUIDATING TRUST

               STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                  (Unaudited)
                    (In thousands, except per unit amounts)



                                                           Three Months Ended        Three Months Ended
                                                             March 31, 2005            March 31, 2004
                                                          -------------------         ------------------
Net assets in liquidation at beginning of period........  $        27,858             $        39,559
                                                          -------------------         ------------------
Investment income.......................................              242                         113
Corporate overhead expense..............................             (358)                       (362)
                                                          -------------------         ------------------
Net loss for the period.................................             (116)                       (249)
                                                          -------------------         ------------------
Liquidating distributions...............................          (15,705)                    (20,940)
                                                          -------------------         ------------------
Net assets in liquidation at end of period..............  $        12,037             $        18,370
                                                          -------------------         ------------------

Net loss per unit.......................................  $          0.00             $          0.00
                                                          -------------------         ------------------
Weighted average number of units........................           52,350                      52,350
                                                          ===================         ==================




See accompanying notes.



                        PETRIE STORES LIQUIDATING TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                 March 31, 2005

1.       Interim Reporting

         The accompanying unaudited financial statements of Petrie Stores Liquidating Trust (the "Liquidating Trust") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Liquidating Trust, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, reference is made to the financial statements and footnotes thereto included in the Liquidating Trust's Annual Report on Form 10-K for the year ended December 31, 2004.

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

         Pursuant to the Plan of Liquidation and the Agreement and Declaration of Trust, dated as of December 6, 1995 (the "Liquidating Trust Agreement"), between Petrie and the trustees named therein (the "Liquidating Trustees"), effective as of the close of business on January 22, 1996 (the "Succession Date"), Petrie transferred its remaining assets (then consisting of approximately $131 million in cash and cash equivalents and 5,055,576 shares of Toys Common Stock) to, and its remaining fixed and contingent liabilities were assumed by (the "Succession"), the Liquidating Trust. The assets of the Liquidating Trust are subject to various contingent liabilities, the amounts of which are subject to inherent uncertainty in the valuation process. The amounts actually realized or settled could be materially different from those reflected in the financial statements (Note 5).

         On November 19, 2002, the expiration date of the Liquidating Trust was extended from December 6, 2002 to December 6, 2006 (subject to further extension by the Liquidating Trustees).

         Beginning with the period ended December 31, 1996, the Liquidating Trust has adopted the calendar year as its fiscal year. A liquidation basis of accounting was implemented as of January 28, 1995. Under such basis, assets and liabilities have been recorded at estimated fair values. In accordance with the liquidation basis of accounting, the financial statements reflect the estimated costs of liquidating the assets and distributing the proceeds to holders of beneficial interests. The statements of net assets in liquidation at March 31, 2005 and December 31, 2004 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

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

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Liquidating Trust's most significant estimate is associated with the accrual for certain contingent liabilities (see Note 5).

3.       Related Party Transactions

         Skadden, Arps, Slate, Meagher & Flom LLP ("Skadden, Arps") serves as legal counsel to the Liquidating Trust. Joseph H. Flom, a Liquidating Trustee, is a partner in Skadden, Arps. At March 31, 2005 and December 31, 2004, the accrued expenses and liabilities of the Liquidating Trust included in the Statement of Net Assets in Liquidation included $287,450 and $161,450, respectively, for amounts owed to Skadden, Arps. During the three months ended March 31, 2005 and March 31, 2004, the corporate overhead expense of the Liquidating Trust included in the Statement of Changes in Net Assets in Liquidation included $126,000 and $31,000, respectively, of expenses to Skadden, Arps.

4.       Liquidating Distributions

         Pursuant to an agreement dated as of December 24, 2003, the Liquidating Trust and Toys "R" Us terminated the Liquidating Trust's obligations under a letter agreement dated as of January 24, 1995 to provide notice to Toys "R" Us (and an opportunity for Toys "R" Us to object) prior to making any liquidating distributions. Accordingly, the Liquidating Trust is no longer obligated to provide notice to Toys "R" Us prior to making distributions.

         On March 31, 2005, the Liquidating Trust announced a distribution of $15,705,071 in cash that was paid on April 21, 2005. In the distribution, unit holders received $0.30 in cash for each unit of beneficial interest held of record at the close of business on April 11, 2005.

         On January 30, 2004, the Liquidating Trust distributed to its unit holders a total of $20,940,095 in cash. In the distribution, unit holders received $0.40 in cash for each unit of beneficial interest held of record at the close of business on January 20, 2004.

5.       Commitments and Contingencies

         As successor to Petrie, the Liquidating Trust has accrued for certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to guarantees of certain retail store leases expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail or its successor fails to perform. The Liquidating Trust accrues such liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters. The Liquidating Trust had accrued approximately $16 million for the aforementioned contingent liabilities at both March 31, 2005 and December 31, 2004. As the scope of these liabilities becomes further refined and additional analysis is performed, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

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

         On April 12, 2000, the Bankruptcy Court approved a stipulation of settlement between the distribution company (the "Distribution Company") designated by the Petrie Retail Plan and the Liquidating Trust, under which the Liquidating Trust and the Distribution Company settled their disputes regarding the claims that the Liquidating Trust filed against Petrie Retail. Pursuant to the stipulation of settlement, (i) the Liquidating Trust was allowed a single unsecured claim against Petrie Retail in the amount of approximately $14.4 million, subject to increase upon resolution of the Distribution Company's objections to certain landlord claims against Petrie Retail, (ii) the Distribution Company agreed to release to the Liquidating Trust approximately $5.5 million held in a collateral account by June 30, 2000 (provided that the Distribution Company did not pay $10 million or more to the United Auto Workers District 65 Security Plan Pension Fund prior to that date), and (iii) the Distribution Company and the Liquidating Trust exchanged mutual releases. On June 28, 2000, the approximately $5.5 million held in the collateral account was released and transferred to the Liquidating Trust in accordance with the settlement. On December 15, 2000, the Bankruptcy Court entered an order allowing the Liquidating Trust an unsecured claim against the Distribution Company in the amount of $15.3 million. On December 21, 2000, the Liquidating Trust received $765,000 as partial payment of its claim against the Distribution Company. On December 18, 2001, the Liquidating Trust received $1,530,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. On or about July 1, 2003, the Liquidating Trust received an additional $1,836,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. As of May 13, 2005, the Liquidating Trust's remaining claim against the Distribution Company was $11,169,000. There can be no assurance as to the timing of the payment, if any, of the remainder of the Liquidating Trust's claim against the Distribution Company or the amount of any further payments that the Distribution Company will make to creditors asserting unsecured claims. Accordingly, no amounts have been accrued as receivables for potential reimbursement or recoveries from the reorganized Petrie Retail entity.

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

         After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains the guarantor of 140 of the retail leases, including 61 leases that were rejected during the pendency of the Petrie Retail bankruptcy (the "Rejected Leases") and 79 other leases described below. The Liquidating Trust's exposure relating to the 140 retail leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, but after giving effect to the factors described in the following paragraph, would be approximately $21 million. Such exposure includes approximately $15 million in potential liability related to 61 of the Rejected Leases described above, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at March 31, 2005 and December 31, 2004.

         In the fourth quarter of 2004, the Liquidating Trust commissioned its real estate advisor to visit the properties underlying the Rejected Leases to assess the level of risk of liability associated with such properties (including whether the property was vacant). After receiving a report as to such property visits, the Liquidating Trust determined to reduce its accrual related to exposure under the Rejected Leases by $9 million. In making such determination to reduce the accrual, the Liquidating Trust assessed a number of factors, including (1) applicable law related to the impact of an affirmative defense available to the Liquidating Trust relating to the expiration of the statute of limitations within which claims relating to certain of the Rejected Leases would have had to have been made (the "Statute of Limitations Defense"), (2) the absence of any new landlord claims over the past several years related to rejected store leases, (3) the Liquidating Trust's previous settlement history related to rejected lease claims and (4) reports prepared by the Liquidating Trust's real estate advisor. Prior to giving effect to the reduction in its accrual related to Rejected Leases, the Liquidating Trust's theoretical exposure relating to these leases, without giving effect to any present value discount, and assuming the landlord in each case is unable to mitigate its damages, was approximately $24 million. The approximately $15 million in potential liability related to the 61 Rejected Leases is an estimate of the Liquidating Trust's exposure under such leases after giving full effect to the factors described in this paragraph. As of March 31, 2005, nothing has come to the attention of the Liquidating Trust that causes it to believe that such estimate is no longer accurate.

         The Liquidating Trust's exposure also includes approximately $6 million in potential liability related to 20 of the store leases which were either assigned to third party retailers or are still held by the successor of Petrie Retail and were not rejected in the Petrie Retail bankruptcy (the "Assigned Non-Rejected Leases") and a de minimis amount related to 59 of the leases which have expired or were terminated by mutual landlord and tenant consent described above (the "Terminated Non-Rejected Leases"). Amounts related to Assigned Non-Rejected Leases and Terminated Non-Rejected Leases are not included in the Liquidating Trust's accrued expenses and other liabilities at March 31, 2005 or December 31, 2004. The potential exposure related to Assigned Non-Rejected Leases includes potential liability related to lease extension options that may be exercised following the assignment of leases to third party retailers; however, such liability related to the Assigned Non-Rejected Leases is not included in the potential liability described in the first sentence of this paragraph until the actual lease renewal term commences.

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

         Insurance Premium Adjustment. In April 2004, The Liquidating Trust received a bill from Zurich for $84,343 in respect of retrospective premium adjustments purportedly owed by Petrie pursuant to general liability, automobile and workers' compensation insurance agreements between Zurich and Petrie. The amount claimed by Zurich related to policy terms 1988/1989 through and including 1994/1995, and was based on the value of claims made as of December 31, 2003. This amount was included in accrued expenses and other liabilities at December 31, 2003. Such amount was paid by the Liquidating Trust on May 12, 2004.

         In March 2005, the Liquidating Trust received a bill from Zurich for $106,781 in respect of retrospective premium adjustments purportedly owed by Petrie pursuant to general liability, automobile and workers' compensation insurance agreements between Zurich and Petrie. The amount claimed by Zurich relates to policy terms 1988/1989 through and including 1994/1995, and was based on the value of claims made as of December 31, 2004. This amount was included in accrued expenses and other liabilities as of March 31, 2005. Such amount was paid by the Liquidating Trust on April 8, 2005.

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

         As previously disclosed, Petrie sold its retail operations to PS Stores on December 9, 1994, and on January 24, 1995 (the date on which Petrie's shareholders approved the Plan of Liquidation), Petrie commenced its liquidation. As a result, effective January 28, 1995, Petrie changed its basis of accounting from a going-concern basis to a liquidation basis. During the three months ended March 31, 2005 and 2004, the Liquidating Trust's activities were limited to continuing Petrie's liquidation in furtherance of the Plan of Liquidation. Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year.

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

Results of Operations

         The Liquidating Trust had a net loss of $116,000 for the three months ended March 31, 2005, as compared to a net loss of $249,000 for the three months ended March 31, 2004.

         For the three months ended March 31, 2005, the Liquidating Trust incurred corporate overhead expense of $358,000. For the three months ended March 31, 2004, the Liquidating Trust incurred corporate overhead expense of $362,000. Corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie, including, but not limited to, costs and expenses that the Liquidating Trust has incurred as a result of Petrie Retail's failure to perform its obligations in connection with its bankruptcy filing, legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses. The decrease in corporate overhead for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 reflects the actions taken by the Liquidating Trust during the year ended December 31, 2004 to reduce certain expenses, including decreasing the salaries of its officers and Liquidating Trustees and the expenses of its advisors, offset by an increase in professional fees.

         During the three months ended March 31, 2005, the Liquidating Trust earned investment income of $242,000, as compared to $113,000 earned during the three months ended March 31, 2004. The increase in investment income for the three months ended March 31, 2005 was due to higher prevailing interest rates.

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

         As of May 13, 2005, the Liquidating Trust had approximately $28 million in cash, cash equivalents and investments in U.S. Treasury obligations. The Liquidating Trust believes that it has sufficient liquid funds available to satisfy the foreseeable liabilities of the Liquidating Trust (including, without limitation, costs and expenses related to the administration of the Liquidating Trust such as legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses).

Contingent Liabilities

         As more fully described in Item 1 of Part I, the Liquidating Trust, as successor to Petrie, has accrued for certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale to the extent that Petrie Retail or its successor fails to perform. At March 31, 2005, the Liquidating Trust, as successor to Petrie, had accrued approximately $16 million for contingent liabilities. As the scope of these liabilities becomes further refined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions. See Notes to Financial Statements.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

         The Liquidating Trust invests its available cash in short-term United States Treasury Obligations. Although the rate of interest paid on short-term United States Treasury Obligations may fluctuate over time based on changes in the general level of U.S. interest rates, each of such investments is made at a fixed interest rate over the duration of the investment and each has a maturity of less than 365 days. In addition, the Liquidating Trust Agreement prohibits the Liquidating Trust from making certain investments with a maturity of greater than one year and certain other investments that could expose the Liquidating Trust to market risk. The Liquidating Trust believes that its exposure to market risk fluctuations for its investments is not material as of March 31, 2005.

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

                                        PETRIE STORES LIQUIDATING TRUST


Dated:  May 16, 2005                    By: /s/ Stephanie R. Joseph
                                            -------------------------------
                                            Stephanie R. Joseph
                                            Manager and Chief Executive Officer


Dated:  May 16, 2005                    By: /s/ H. Bartlett Brown
                                            -------------------------------
                                            H. Bartlett Brown
                                            Assistant Manager and Chief
                                            Financial Officer

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


Date:  May 16, 2005                         /s/ Stephanie R. Joseph
                                            -----------------------------------
                                            Stephanie R. Joseph
                                            Manager and Chief Executive Officer

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


Date: May 16, 2005                          /s/ H. Bartlett Brown
                                            -----------------------------------
                                            H. Bartlett Brown
                                            Assistant Manager
                                            and Chief Financial Officer

Exhibit 32.1
------------



                    Certification of CEO and CFO Pursuant to
                            18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Petrie Stores Liquidating Trust (the "Trust") on Form 10-Q for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Stephanie
R. Joseph, as Chief Executive Officer of the Trust, and H. Bartlett Brown, as Chief Financial Officer of the Trust, each hereby certifies, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, to the best of her or his knowledge, that:

         (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.



/s/ Stephanie R. Joseph
-----------------------------------
Stephanie R. Joseph
Chief Executive Officer
May 16, 2005

/s/ H. Bartlett Brown
-----------------------------------
H. Bartlett Brown
Chief Financial Officer
May 16, 2005


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