Form 10-Q
period 2005-06-30
PETRIE STORES LIQUIDATING TRUST
filed 2005-08-05
CIK 77808

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

For the quarterly period ended June 30, 2005      Commission file number: 0-3777

                        Petrie Stores Liquidating Trust
             (Exact Name of Registrant as Specified in Its Charter)

New York                                                     22-6679945
--------------------------------                             -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

201 Route 17, Suite 300
Rutherford, New Jersey                                       07070
--------------------------------                             -------------------
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of August 5, 2005, there were 52,350,238 Units of Beneficial Interest outstanding.


===============================================================================



                                PETRIE STORES LIQUIDATING TRUST

                                       INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION
                                                                                           Page
                                                                                           ----
Item 1.  Financial Statements
         Statements of Net Assets in Liquidation - June 30, 2005 (Unaudited)
               and December 31, 2004......................................................... 2
         Statements of Changes in Net Assets in Liquidation (Unaudited) - For
               the Three and Six Months Ended June 30, 2005 and 2004......................... 3
         Notes to Financial Statements....................................................... 4
Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations..........................................................9
Item 3.  Quantitative and Qualitative Disclosures About Market Risk .........................13
Item 4.  Controls and Procedures.............................................................13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................................14
Item 6.  Exhibits............................................................................14


                         PETRIE STORES LIQUIDATING TRUST

                     STATEMENTS OF NET ASSETS IN LIQUIDATION

                                 (In thousands)


                                               June 30, 2005        December 31,
                                                (Unaudited)             2004
                                               -------------        ------------

Assets
Cash and cash equivalents....................    $      428       $       211
U.S. Treasury obligations....................        27,721            43,624
Prepaid expenses.............................            86                11
                                               -------------        ------------
Total assets.................................        28,235            43,846

Liabilities
Accrued expenses and other liabilities.......        15,629            15,988

Commitments and contingencies

Net assets in liquidation....................    $   12,606       $    27,858
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


                                           PETRIE STORES LIQUIDATING TRUST

                                 STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                                     (Unaudited)
                                       (In thousands, except per unit amounts)



                                            Three Months      Three Months      Six Months        Six Months
                                                Ended            Ended             Ended             Ended
                                            June 30, 2005    June 30, 2004     June 30, 2005     June 30, 2004
                                            -------------    -------------     -------------     -------------
Net assets in liquidation at beginning
of period................................   $     12,037     $     18,370       $    27,858       $    39,559
                                            -------------    -------------     -------------     -------------
Investment income........................            208              102               450               215
Corporate overhead benefit (expense)
(includes a refund in respect of
previous tax years of approximately
$569 in June 2005).......................            361             (195)                3              (557)
                                            -------------    -------------     -------------     -------------

Net income (loss) for the period.........            569              (93)              453              (342)
                                            -------------    -------------     -------------     -------------
Liquidating distributions................                                           (15,705)          (20,940)
                                            -------------    -------------     -------------     -------------
Net assets in liquidation at end of
period...................................   $      12,606    $     18,277       $    12,606       $    18,277
                                            =============    =============     =============     =============

Net income (loss) per unit...............   $        0.01    $       0.00       $      0.01       $     (0.01)
                                            =============    =============     =============     =============

Weighted average number of units.........          52,350          52,350            52,350            52,350
                                            =============    =============     =============     =============



See accompanying notes.

                         PETRIE STORES LIQUIDATING TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 2005

1.       Interim Reporting
         -----------------

         The accompanying unaudited financial statements of Petrie Stores Liquidating Trust (the "Liquidating Trust") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Liquidating Trust, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, reference is made to the financial statements and footnotes thereto included in the Liquidating Trust's Annual Report on Form 10-K for the year ended December 31, 2004.

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

         Beginning with the period ended December 31, 1996, the Liquidating Trust has adopted the calendar year as its fiscal year. A liquidation basis of accounting was implemented as of January 28, 1995. Under such basis, assets and liabilities have been recorded at estimated fair values. In accordance with the liquidation basis of accounting, the financial statements reflect the estimated costs of liquidating the assets and distributing the proceeds to holders of beneficial interests. The statements of net assets in liquidation at June 30, 2005 and December 31, 2004 do not distinguish between current and long-term balances as would be reflected if such statements had been prepared on a going-concern basis.

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

3.       Related Party Transactions
         --------------------------

         Skadden, Arps, Slate, Meagher & Flom LLP ("Skadden, Arps") serves as legal counsel to the Liquidating Trust. Joseph H. Flom, a Liquidating Trustee, is a partner in Skadden, Arps. At June 30, 2005 and December 31, 2004, the accrued expenses and liabilities of the Liquidating Trust included in the Statement of Net Assets in Liquidation included $48,998 and $161,450, respectively, for amounts owed to Skadden, Arps. During the three and six months ended June 30, 2005, the corporate overhead expense of the Liquidating Trust included in the Statement of Changes in Net Assets in Liquidation included $33,000 and $159,000, respectively, of expenses to Skadden, Arps. During the three and six months ended June 30, 2004, the corporate overhead expense of the Liquidating Trust included in the Statement of Changes in Net Assets in Liquidation included $23,000 and $54,000, respectively, of expenses to Skadden, Arps.

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

5.       Commitments and Contingencies
         -----------------------------

         As successor to Petrie, the Liquidating Trust has accrued for certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to guarantees of certain retail store leases expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale (collectively, the "Assumed Obligations") to the extent that Petrie Retail or its successor fails to perform. The Liquidating Trust accrues such liabilities when it is probable that future costs will be incurred and when such costs can be reasonably estimated. Such accruals are based on developments to date, the Liquidating Trust's estimates of the outcome of these matters and its experience (including that of its predecessor, Petrie) in contesting, litigating and settling matters. The Liquidating Trust had accrued approximately $16 million for the aforementioned contingent liabilities at both June 30, 2005 and December 31, 2004. As the scope of these liabilities becomes further refined and additional analysis is performed, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions.

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

         On April 12, 2000, the Bankruptcy Court approved a stipulation of settlement between the distribution company (the "Distribution Company") designated by the Petrie Retail Plan and the Liquidating Trust, under which the Liquidating Trust and the Distribution Company settled their disputes regarding the claims that the Liquidating Trust filed against Petrie Retail. Pursuant to the stipulation of settlement, (i) the Liquidating Trust was allowed a single unsecured claim against Petrie Retail in the amount of approximately $14.4 million, subject to increase upon resolution of the Distribution Company's objections to certain landlord claims against Petrie Retail, (ii) the Distribution Company agreed to release to the Liquidating Trust approximately $5.5 million held in a collateral account by June 30, 2000 (provided that the Distribution Company did not pay $10 million or more to the United Auto Workers District 65 Security Plan Pension Fund prior to that date), and (iii) the Distribution Company and the Liquidating Trust exchanged mutual releases. On June 28, 2000, the approximately $5.5 million held in the collateral account was released and transferred to the Liquidating Trust in accordance with the settlement. On December 15, 2000, the Bankruptcy Court entered an order allowing the Liquidating Trust an unsecured claim against the Distribution Company in the amount of $15.3 million. On December 21, 2000, the Liquidating Trust received $765,000 as partial payment of its claim against the Distribution Company. On December 18, 2001, the Liquidating Trust received $1,530,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. On or about July 1, 2003, the Liquidating Trust received an additional $1,836,000 as partial payment of the Liquidating Trust's claim against the Distribution Company. On July 29, 2005, the Liquidating Trust received a distribution in the amount of $351,900 from the Distribution Company, which it informed the Liquidating Trust would be the final distribution. The Liquidating Trust's aggregate recovery in respect of its $15,300,000 claim against the Distribution Company was $4,482,900.

         On June 7, 2005, the Liquidating Trust received a final refund in respect of previous tax years of approximately $569,000 to which the Liquidating Trust was entitled pursuant to a settlement agreement between the Liquidating Trust and the Petrie Retail bankruptcy estate. On or about December 30, 2003, the Liquidating Trust received a refund in respect of previous tax years of approximately $949,000 to which the Liquidating Trust was entitled pursuant to a settlement agreement between the Liquidating Trust and the Petrie Retail bankruptcy estate.

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

         After taking into account settlements and releases obtained from landlords, the Liquidating Trust, as successor to Petrie, remains the guarantor of 140 of the retail leases, including 61 leases that were rejected during the pendency of the Petrie Retail bankruptcy (the "Rejected Leases") and 79 other leases described below. The Liquidating Trust's exposure relating to the 140 retail leases, without giving effect to any present value discount and assuming the landlord in each case is unable to mitigate its damages, but after giving effect to the factors described in the following paragraph, would be approximately $20 million. Such exposure includes approximately $15 million in potential liability related to 61 of the Rejected Leases described above, which amount is included in the Liquidating Trust's accrued expenses and other liabilities at June 30, 2005 and December 31, 2004.

         In the fourth quarter of 2004, the Liquidating Trust commissioned its real estate advisor to visit the properties underlying the Rejected Leases to assess the level of risk of liability associated with such properties (including whether the property was vacant). After receiving a report as to such property visits, the Liquidating Trust determined to reduce its accrual related to exposure under the Rejected Leases by $9 million. In making such determination to reduce the accrual, the Liquidating Trust assessed a number of factors, including (1) applicable law related to the impact of an affirmative defense available to the Liquidating Trust relating to the expiration of the statute of limitations within which claims relating to certain of the Rejected Leases would have had to have been made (the "Statute of Limitations Defense"),
(2) the absence of any new landlord claims over the past several years related to rejected store leases, (3) the Liquidating Trust's previous settlement history related to rejected lease claims and (4) reports prepared by the Liquidating Trust's real estate advisor. Prior to giving effect to the reduction in its accrual related to Rejected Leases, the Liquidating Trust's theoretical exposure relating to these leases, without giving effect to any present value discount, and assuming the landlord in each case is unable to mitigate its damages, was approximately $24 million. The approximately $15 million in potential liability related to the 61 Rejected Leases is an estimate of the Liquidating Trust's exposure under such leases after giving full effect to the factors described in this paragraph. As of June 30, 2005, nothing has come to the attention of the Liquidating Trust that causes it to believe that such estimate is no longer accurate.

         The Liquidating Trust's exposure also includes approximately $5 million in potential liability related to 16 of the store leases which were either assigned to third party retailers or are still held by the successor of Petrie Retail and were not rejected in the Petrie Retail bankruptcy (the "Assigned Non-Rejected Leases") and a de minimis amount related to 63 of the leases which have expired or were terminated by mutual landlord and tenant consent described above (the "Terminated Non-Rejected Leases"). Amounts related to Assigned Non-Rejected Leases and Terminated Non-Rejected Leases are not included in the Liquidating Trust's accrued expenses and other liabilities at June 30, 2005 or December 31, 2004. The potential exposure related to Assigned Non-Rejected Leases includes potential liability related to lease extension options that may be exercised following the assignment of leases to third party retailers; however, such liability related to the Assigned Non-Rejected Leases is not included in the potential liability described in the first sentence of this paragraph until the actual lease renewal term commences.

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

         As previously disclosed, Petrie sold its retail operations to PS Stores on December 9, 1994, and on January 24, 1995 (the date on which Petrie's shareholders approved the Plan of Liquidation), Petrie commenced its liquidation. As a result, effective January 28, 1995, Petrie changed its basis of accounting from a going-concern basis to a liquidation basis. During the three and six months ended June 30, 2005 and 2004, the Liquidating Trust's activities were limited to continuing Petrie's liquidation in furtherance of the Plan of Liquidation. Beginning with the period ended December 31, 1996, the Liquidating Trust adopted the calendar year as its fiscal year.

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

Results of Operations

         The Liquidating Trust's net income for the three and six months ended June 30, 2005 was $569,000 and $453,000, respectively, as compared to a net loss of $93,000 and $342,000, respectively, for the three and six months ended June 30, 2004.

         For the three and six months ended June 30, 2005, the Liquidating Trust incurred a benefit in corporate overhead of $361,000 and $3,000, respectively. Expenses that constituted corporate overhead (excluding the receipt of the tax refund described below) were $208,000 and $566,000, respectively. For the three and six months ended June 30, 2004, the Liquidating Trust incurred corporate overhead expense of $195,000 and $557,000, respectively. Corporate overhead generally consists of costs and expenses related to the liquidation and dissolution of Petrie, including, but not limited to, costs and expenses that the Liquidating Trust has incurred as a result of Petrie Retail's failure to perform its obligations in connection with its bankruptcy filing, legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses. The benefit in corporate overhead for the three and six months ended June 30, 2005 reflects $569,000 of income arising from a refund in respect of previous tax years to which the Liquidating Trust is entitled pursuant to a settlement agreement between the Liquidating Trust and the Petrie Retail bankruptcy estate. The increase in the amount of expenses that constituted corporate overhead (excluding the receipt of the tax refund) for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 is attributable principally to an increase in professional and real estate advisory fees, offset by the results of the actions taken by the Liquidating Trust during the year ended December 31, 2004 to reduce certain expenses, including decreasing the salaries of its officers and Liquidating Trustees and the expenses of its advisors.

         During the three and six months ended June 30, 2005, the Liquidating Trust earned investment income of $208,000 and $450,000, respectively, as compared to $102,000 and $215,000, respectively, earned during the three and six months ended June 30, 2004. The increase in investment income for the three and six months ended June 30, 2005 was due to higher prevailing interest rates.

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

         As of August 5, 2005, the Liquidating Trust had approximately
$28 million in cash, cash equivalents and investments in U.S. Treasury obligations. The Liquidating Trust believes that it has sufficient liquid funds available to satisfy the foreseeable liabilities of the Liquidating Trust (including, without limitation, costs and expenses related to the administration of the Liquidating Trust such as legal fees, real estate advisory fees, insurance, salaries for the Liquidating Trust's two part-time employees, trustee fees, accounting fees, transfer agent fees and printing and related expenses).

Contingent Liabilities

         As more fully described in Item 1 of Part I, the Liquidating Trust, as successor to Petrie, has accrued for certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, which primarily relate to guarantees of certain retail store leases, expiring at various times through 2011 for which Petrie Retail or an affiliate thereof assumed liability, and certain other liabilities that were assumed by Petrie Retail (but as to which Petrie's liability has not been released) in connection with the Sale to the extent that Petrie Retail or its successor fails to perform. At June 30, 2005, the Liquidating Trust, as successor to Petrie, had accrued approximately $16 million for contingent liabilities. As the scope of these liabilities becomes further refined, there may be changes in the estimates of future costs, which could have a material effect on the Liquidating Trust's financial condition, liquidity and future ability to make liquidating distributions. See Notes to Financial Statements.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.
                  ----------------------------------------------------------

         The Liquidating Trust invests its available cash in short-term United States Treasury Obligations. Although the rate of interest paid on short-term United States Treasury Obligations may fluctuate over time based on changes in the general level of U.S. interest rates, each of such investments is made at a fixed interest rate over the duration of the investment and each has a maturity of less than 365 days. In addition, the Liquidating Trust Agreement prohibits the Liquidating Trust from making certain investments with a maturity of greater than one year and certain other investments that could expose the Liquidating Trust to market risk. The Liquidating Trust believes that its exposure to market risk fluctuations for its investments is not material as of June 30, 2005.

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

                                   PETRIE STORES LIQUIDATING TRUST


Dated: August 5, 2005              By:  /s/ Stephanie R. Joseph
                                   ---------------------------------------------
                                   Stephanie R. Joseph
                                   Manager and Chief Executive Officer


Dated: August 5, 2005              By:  /s/ H. Bartlett Brown
                                   ---------------------------------------------
                                   H. Bartlett Brown
                                   Assistant Manager and Chief Financial Officer